Form 10-Q
period 1996-07-02
CAFETERIA OPERATORS LP
filed 1996-08-20
CIK 1013610

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1996

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-4578


                            CAFETERIA OPERATORS, L.P.


           ORGANIZED IN DELAWARE       I.R.S. EMPLOYER IDENTIFICATION
                                                 NO.75-2186655


                      6901 QUAKER AVENUE, LUBBOCK, TX 79413


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (806)792-7151



- -------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]      NO [ ]

- -------------------------------------------------------------------------------






                                  Page 1 of 17
                        Exhibit Index Located on Page 16

                            CAFETERIA OPERATORS, L.P.


                                      INDEX


PART I.        FINANCIAL INFORMATION                                    PAGE


     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets -
               July 2, 1996 (Unaudited) and January 2, 1996                3

               Unaudited Condensed Consolidated Statements
               of Operations - For the thirteen weeks
               ended July 2, 1996 and July 4, 1995                         5

               Unaudited Condensed Consolidated Statements
               of Operations - For the twenty-six weeks
               ended July 2, 1996 and July 4, 1995                         6

               Unaudited Condensed Consolidated Statement
               of Changes in Partners' Capital (Deficit) -
               For the twenty-six weeks ended July 2, 1996                 7

               Unaudited Condensed Consolidated Statements
               of Cash Flows - For the twenty-six weeks
               ended July 2, 1996 and July 4, 1995                         8

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                        9


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        12


PART II.       OTHER INFORMATION


SIGNATURES



                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   July 2,        January 2,
                                                    1996             1996
                                                 ----------       ----------
                                                 (Unaudited)
Assets

Current assets:
  Cash and cash equivalents ($800 restricted)    $    5,045       $      964
  Accounts and notes receivable, net                    606              745
  Inventories                                         6,011            5,831
  Prepaid expenses and other                          1,387            1,355
                                                 ----------       ----------
        Total current assets                         13,049            8,895

Property, plant and equipment, net                   64,702           66,127
Receivable from affiliate                            10,727           10,503
Other assets                                            558              541
                                                 ----------       ----------
                                                 $   89,036       $   86,066
                                                 ==========       ==========































See notes to unaudited condensed consolidated financial statements.
                                                 (Continued on following page)
                                                                        Page 3

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (dollars in thousands)


                                                   July 2,        January 2,
                                                    1996             1996
                                                 ----------       ----------
                                                 (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
  Trade accounts payable                         $    5,338       $    5,074
  Other payables and accrued expenses                17,269           18,134
  Reserve for store closings - current portion        1,548            2,212
  Current maturities of long-term debt                5,493            3,798
                                                 ----------       ----------
        Total current liabilities                    29,648           29,218

Reserve for store closings                            3,026            3,443
Long-term debt                                       71,894           74,610
Excess of future lease payments over fair value,
  net of amortization                                 3,826            4,130
Other payables, including accrued pension costs      10,095            9,611


Partners' capital (deficit)                         (29,453)         (34,946)
                                                 ----------       ----------
                                                 $   89,036       $   86,066
                                                 ==========       ==========

























See notes to unaudited condensed consolidated financial statements.
                                                                   (Concluded)
                                                                        Page 4

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                                    Thirteen weeks ended
                                                 --------------------------
                                                   July 2,          July 4,
                                                    1996             1996
                                                 ----------       ----------

Sales                                            $   50,678       $   54,216

Expenses:
  Cost of sales (excluding depreciation)             15,786           17,769
  Selling, general and administrative                29,765           32,294
  Depreciation and amortization                       2,262            3,607
  Special credits                                      (603)               0
                                                 ----------       ----------
                                                     47,210           53,670
                                                 ----------       ----------
Operating income                                      3,468              546

Interest expense                                         59            6,397
                                                 ----------       ----------
Net income (loss)                                $    3,409       $   (5,851)
                                                 ==========       ==========































See notes to unaudited condensed consolidated financial statements.
                                                                        Page 5

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                                   Twenty-six weeks ended
                                                 --------------------------
                                                   July 2,          July 4,
                                                    1996             1996
                                                 ----------       ----------

Sales                                            $   99,495       $  106,970

Expenses:
  Cost of sales (excluding depreciation)             30,952           34,616
  Selling, general and administrative                58,919           64,164
  Depreciation and amortization                       4,611            6,947
  Special credits                                      (603)               0
                                                 ----------       ----------
                                                     93,879          105,727
                                                 ----------       ----------
Operating income                                      5,616            1,243

Interest expense                                        123           12,777
                                                 ----------       ----------
Net income (loss)                                $    5,493       $  (11,534)
                                                 ==========       ==========































See notes to unaudited condensed consolidated financial statements.
                                                                        Page 6

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                     CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 1996
                             (dollars in thousands)


                                                                   Total
                                       General      Limited       Partners'
                                       Partner      Partners       Capital
                                    ----------     ---------    ----------
Balance, January 2, 1996            $  (44,688)    $   9,742    $  (34,946)

  Net income                             5,493             -         5,493
                                    ----------     ---------    ----------
Balance, July 2, 1996               $  (39,195)    $   9,742    $  (29,453)
                                    ==========     =========    ==========







































See notes to unaudited condensed consolidated financial statements.
                                                                        Page 7

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                       Twenty-six weeks ended
                                                       ----------------------
                                                        July 2,       July 4,
                                                         1996          1996
                                                       ---------    ---------
Cash flows from operating activities:
  Net income (loss):                                   $   5,493    $ (11,534)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                      4,611        6,947
        Loss on disposition of assets                         24          119
        Other, net                                          (190)        (277)
Changes in assets and liabilities:
  Decrease in accounts and notes receivable                  140          100
  Decrease (increase) in inventories                        (180)          81
  Increase in prepaid expenses and other                     (30)      (1,618)
  Increase (decrease) in trade accounts payable
     and other payables, accrued expenses
     and other liabilities                                  (503)      12,562
                                                       ---------    ---------
        Net cash provided by operating activities          9,365        6,380

Cash flows provided by (used in) investing activities:
  Capital expenditures                                    (4,415)      (4,419)
  Expenditures charged to reserve for store closings      (1,248)        (833)
  Proceeds from the disposition of fixed assets            1,615            6
  Other, net                                                  68           (7)
                                                       ---------    ---------
        Net cash used in investing activities             (3,980)      (5,253)

Cash flows used in financing activities:
  Payment of indebtedness                                 (1,021)         (26)
  Paid to affiliates                                        (226)        (419)
  Other, net                                                 (57)         (55)
                                                       ---------     ---------
        Net cash used in financing activities             (1,304)         (500)
                                                       ---------     ---------

  Increase in unrestricted cash and cash equivalents       4,081           627

  Unrestricted cash and cash equivalents at
    beginning of period                                      164           675
                                                       ---------     ---------
  Unrestricted cash and cash equivalents at
    end of period                                      $   4,245     $   1,302
                                                       =========     =========

Supplemental information:
  Interest paid, including $1,006 of SFAS 15
  interest classified as payment of indebtedness       $   1,019     $      30
                                                       =========     =========


See notes to unaudited condensed consolidated financial statements.
                                                                        Page 8

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



NOTE A:    Summary of Significant Accounting Policies

     Cafeteria Operators, L.P. (the "Partnership"), a Delaware limited partnership, is wholly owned by Furr's/Bishop's, Incorporated (the "Company") and operates cafeterias and specialty restaurants. The financial statements presented herein are the consolidated financial statements of Cafeteria Operators, L.P. and its majority owned subsidiaries.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended January 2, 1996. The accompanying consolidated financial statements reflect the accounts of the Partnership after elimination of all material interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefiting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the statements of operations for the twenty-six weeks ended July 4, 1995 to conform to the classifications used in the financial statements for the period ended July 2, 1996.

     The results of operations for the twenty-six weeks ended July 2, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1996.

NOTE B:    Long-term Debt

     In 1992, the Partnership consummated a restructuring with all of the holders of the then outstanding indebtedness and issued $187,422 of 11% Senior Secured Notes, due June 30, 1998 (the "11% Notes"), to replace its entire indebtedness, including all interest accrued thereon. Additional 11% Notes were issued in June 1992 for the $5,432 interest payment then due. The 11% Notes were amended at various times in 1993 and 1994 to modify or waive covenants that were not being met, including to allow the Partnership to receive a going concern opinion, and to defer the due date of interest payments. The last payment of interest by the Partnership on the 11% Notes was June 30, 1993 and at January 2, 1996, before the series of financial restructuring transactions, a total of $56,493 of interest was accrued and outstanding, and the Partnership was in default on the 11% Notes since October 1994 due to, among other things, missed payments of interest.

     In 1995, as part of a series of financial restructuring transactions, the Partnership issued $41,700 of 12% Senior Secured Notes, due December 31, 2001 (the "12% Notes"), to replace $40,000 of 11% Notes and the interest accrued thereon and to terminate a $5,408 judgement and the interest accrued thereon. On January 24, 1996, the Partnership also issued $4,073 of 12% Notes as payment in kind for all interest accrued as of such date. All of the assets of the

Partnership are pledged as collateral security on behalf of the holders of the 12% Notes. The Partnership also issued limited partner interests equal to 95% of the outstanding partnership interests in exchange for and in full satisfaction of the remaining $152,854 of 11% Notes, together with all interest accrued thereon.

     On March 31, 1996, the Partnership paid $1,006 of interest accrued and due as of such date. Payments of interest on the 12% Notes will be due each March 31 and September 30. While payments of interest will be due during the life of the 12% Notes, there will not be any interest expense recorded under SFAS 15, as all of the interest through maturity has been recorded as a liability.

NOTE C:    Restructuring

     On January 2, 1996, at the Company's 1995 annual meeting, stockholders approved a restructuring of the Company's and certain of its subsidiaries' financial obligations, including, among other things, the exchange of (i) an aggregate of approximately $209,347 of indebtedness, including interest, of the Partnership held by certain creditors for the issuance of approximately 95% of the limited partnership interests of the Partnership, (ii) a judgement in the amount of $6,117 against a subsidiary of the Company owed to the Trustees of General Electric Pension Trust ("GEPT") for a $1,700 principal amount 12% Note and (iii) warrants to purchase 1.4 million shares of Old Class B Common Stock held by the Noteholders for the right to put their aggregate 95% limited partnership interests in the Partnership to the Company in exchange for 95% of the common stock. Such restructuring has been accounted for in accordance with Statement of Financial Accounting Standard No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), under which the transactions include both a partial settlement and modification of terms. The fair value of the common stock and warrants issued in connection with the restructuring was estimated based upon discounted cash flows anticipated from the reorganized business and was recorded as partial settlement of the indebtedness. The remaining indebtedness was recorded at the sum of all future principal and interest payments and there will be no recognition of interest expense in future periods. The amounts of indebtedness subject to modification in excess of the amount recorded in accordance with SFAS 15 was recorded as an extraordinary credit, net of all expenses associated with the restructuring.

NOTE D:    Income Tax

     For state and federal income tax purposes, the Partnership is not a tax-paying entity. As a result, the taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, should be included in the state and federal returns of the individual partners. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

NOTE E:    Special Credits

     For the thirteen weeks ended July 2, 1996, the Partnership recognized a special credit of $699 for the insurance proceeds received related to a fire loss incurred in February, 1994.

     On June 7, 1996, the Partnership, the Company, and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis will resign as President and Chief Executive Officer by September 30, 1996 and Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis will serve as a consultant to the Partnership until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis will receive an annual base salary of $350 pro-rated through the end of 1996 and $250 through the end of 1997. Mr. Lewis received $75 upon the execution of the Consulting Agreement and is entitled to receive $75 when he resigns as President and Chief Executive Officer and $100 on December 31, 1997. In addition, Mr. Lewis is entitled to receive $100 if requested to assist in certain negotiations on behalf of the Partnership and additional compensation based upon the success of such negotiations. Furthermore, the Partnership agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. The Board of Directors has begun a search for an individual to serve as President and Chief Executive Officer of the Company. For the thirteen weeks ended July 2, 1996, the Partnership recognized $96 of charges related to the Consulting Agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Thirteen Weeks Ended July 2, 1996


     RESULTS OF OPERATIONS. Sales for the second fiscal quarter of 1996 were $50.7 million, a decrease of $3.5 million from the same quarter of 1995. Operating income for the second quarter of 1996 was $3.5 million compared to $546 thousand in the prior year. Net income for the second quarter of 1996 was $3.4 million compared to a net loss of $5.9 million in the second quarter of 1995. Operating results for the second quarter of 1996 include net special credits aggregating $603 thousand. During the second quarter of 1996, sales were negatively impacted primarily by including fewer units in the operating results.

     SALES. Restaurant sales in comparable units were 0.8% higher in the second quarter of 1996 than the same quarter of 1995. Sales for the second fiscal quarter were $3.4 million lower than the prior year due to there being 13 fewer units included in operating results. Sales in the second quarter included $852 thousand of Dynamic Foods sales to third parties.

     COST OF SALES. Excluding depreciation, cost of sales was 31.1% of sales for the second quarter of 1996 as compared to 32.8% for the same quarter of 1995. The decrease in the percentage of revenues was principally a result of lower product costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $2.5 million in the second quarter of 1996 due primarily to there being 13 fewer units included in the operating results. The change in SG&A expense included an increase of $204 thousand in professional fees and a decrease of $172 thousand in marketing expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $1.3 million in the second quarter of 1996 due to the reduction of certain depreciable assets in 1995 in accordance with Statement of Financial Accounting Standard No. 121 and the reduction in the useful lives of certain depreciable assets in the prior year.

     SPECIAL CREDITS. The operating results include special credits aggregating $603 thousand. Included in the total is a credit of $699 thousand for the insurance proceeds related to a fire loss, and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of the Board of the Company. (See Note E to the Unaudited Condensed Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense was lower than the prior year by $6.4 million as a result of the restructuring. In accordance with Statement of Financial Accounting Standard No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Twenty-six Weeks Ended July 2, 1996


     RESULTS OF OPERATIONS. Sales for the twenty-six weeks ended July 2, 1996 were $99.5 million, a decrease of $7.5 million from the same period of 1995. Operating income for the twenty-six weeks ended July 2, 1996 was $5.6 million compared to $1.1 million in the prior year. Net income for the twenty-six weeks ended July 2, 1996 was $5.5 million compared to a net loss of $11.5 million in the twenty-six weeks ended July 4, 1996. Operating results for the twenty-six weeks of 1996 include net special credits aggregating $603 thousand. During the twenty-six weeks ended July 2, 1996, sales were negatively impacted primarily by including fewer units in the operating results.

     SALES. Restaurant sales in comparable units were 0.3% higher in the twenty-six weeks ended July 2, 1996 than the same period of 1995. Sales for the twenty-six weeks ended July 2, 1996 were $6.7 million lower than the prior year due to there being 13 fewer units included in operating results. Sales in the twenty-six weeks ended July 2, 1996 included $1.7 million of Dynamic Foods sales to third parties.

     COST OF SALES. Excluding depreciation, cost of sales was 31.1% of sales for the twenty-six weeks ended July 2, 1996 as compared to 32.4% for the same period of 1995. The decrease in the percentage of revenues was principally a result of lower product costs partially offset by changes in the menu mix.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $5.2 million in the twenty-six weeks ended July 2, 1996. SG&A expense was $4.9 million lower than the prior year due to there being 13 fewer units included in operating results. The change in SG&A expense included increases of $249 thousand in professional fees and $103 thousand in salaries, wages and related benefits, and a decrease of $1.3 million in marketing expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $2.3 million in the twenty-six weeks ended July 2, 1996 due to the reduction of certain depreciable assets in 1995 in accordance with Statement of Financial Accounting Standard No. 121 and the reduction in the useful lives of certain depreciable assets in the prior year.

     SPECIAL CREDITS. The operating results include special credits aggregating $603 thousand. Included in the total is a credit of $699 thousand for the insurance proceeds related to a fire loss, and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of the Board of the Company. (See Note E to the Unaudited Condensed Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense was lower than the prior year by $12.7 million as a result of the restructuring. In accordance with Statement of Financial Accounting Standard No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES


     During the twenty-six weeks ended July 2, 1996, cash provided from operating activities of the Partnership was $9.4 million compared to $6.4 million in the same period of 1995. The Partnership made capital expenditures of $4.4 million during the first twenty-six weeks of 1996 as well as during the same period of 1995. Cash, temporary investments and marketable securities were $5.0 million at July 2, 1996 compared to $2.1 million at July 4, 1995.
The cash balance at both dates included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Partnership was 0.44:1 at July 2, 1996 compared to .055:1 at July 4, 1995. The Partnership's total assets at July 2, 1996 aggregated $89.0 million compared to $103.2 million at July 4, 1995.

     The Partnership's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Partnership have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. If Dynamic Foods expands its sales to third parties, the accounts receivable and inventory related to such sales could require the Partnership to maintain additional working capital.

     Total scheduled maturities of long-term debt of the Partnership and its subsidiaries over the next five fiscal years are: $2.8 million in 1996, $5.5 million in 1997, $5.5 million in 1998, $5.5 million in 1999 and $5.5 million in 2000.

     The Partnership has outstanding $77.3 million of 12% Notes due December 31, 2000, which includes $31.9 million of interest to maturity. Under the terms of the Indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on substantially all of the personal property of the Partnership and mortgages on all fee (but not leasehold) real properties of the Partnership (to the extent such properties are mortgageable).

     The Partnership intends to pursue a program of remodeling existing cafeterias, opening new restaurants, and possibly acquiring existing restaurants or food service companies. The Partnership anticipates expending approximately $9 million in fiscal 1996 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Partnership will generate sufficient funds from operations or obtain alternative financing sources to enable it to make the anticipated capital expenditures.

     The Partnership, from time to time, considers whether disposition of certain of its assets, including real estate owned in fee simple and leasehold interests, or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Partnership and in order to increase partner value.

     On November 15, 1993, the Partnership entered into the Amendment to Master Sublease Agreement, dated as of December 1, 1986, with Kmart pursuant to which, among other things, the aggregate monthly rent for the period August 1, 1993 through and including December 31, 1996 was reduced by 25%, or approximately $1.6 million annually, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 was reduced by 20%, or approximately $1.2 million annually; provided that, during such period, among other things, Kevin E. Lewis remains as Chairman of the Board of the Company. On June 7, 1996, the Company and the Partnership entered into an agreement with Mr. Lewis pursuant to which Mr. Lewis will resign as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. (See Note E to the Unaudited Condensed Consolidated Financial Statements.) As a consequence of this action, the Partnership anticipates entering into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board of the Company until the end of 1999. No assurance can be given that Kmart will agree to such modification.

     The Partnership, the sponsor of the Cavalcade Pension Plan, has agreed to provide for funding at least two-thirds of the $4.6 million of the unfunded current liability which existed at the end of fiscal 1992 by the end of 1998. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution and determined under Section 412 of the Internal Revenue Code, the Partnership will make contributions in excess of the minimum annual requirement.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings




Item 6.  Exhibits and Reports on Form 8-K



         (a)   Reports on Form 8-K

               No reports on Form 8-K were filed for the quarter ended July 2, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CAFETERIA OPERATORS, L.P.
         by Furr's/Bishop's, Incorporated, its Managing General Partner



BY:      Kevin E. Lewis                         Alton R. Smith
         ---------------------------            ----------------------------
         Kevin E. Lewis                         Alton R. Smith
         Chairman, President                    Principal Accounting Officer
         and Chief Executive Officer




Date:    August 16, 1996