Form 10-Q
period 1996-10-01
CAFETERIA OPERATORS LP
filed 1996-11-15
CIK 1013610

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 1996

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


--------------------------------------------------------------------------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X      NO
                                   ---       ---

--------------------------------------------------------------------------------
                                  Page 1 of 15
                        Exhibit Index Located on Page 14

                           CAFETERIA OPERATORS, L.P.


                                     INDEX

PART I.      FINANCIAL INFORMATION                                                           PAGE
                                                                                             ----
     Item 1. Unaudited Financial Statements

             Condensed Consolidated Balance Sheets
             October 1, 1996 (Unaudited) and January 2, 1996                                    3

             Unaudited Condensed Consolidated Statements of Operations
             For the thirteen weeks ended October 1, 1996 and October 3, 1995                   5

             Unaudited Condensed Consolidated Statements of Operations
             For the thirty-nine weeks ended October 1, 1996 and October 3, 1995                6

             Unaudited Condensed Consolidated Statement of Changes
             in Partners' Capital (Deficit)
             For the thirty-nine weeks ended October 1, 1996                                    7

             Unaudited Condensed Consolidated Statements of Cash Flows
             For the thirty-nine weeks ended October 1, 1996 and October 3, 1995                8

             Notes to Unaudited Condensed Consolidated Financial Statements                     9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                         11

PART II.     OTHER INFORMATION


SIGNATURES


                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                   October 1,  January 2,
                                                                      1996        1996
                                                                   ----------  ----------
                                                                   (Unaudited)
Assets

Current assets:
 Cash and cash equivalents ($800 restricted at January 2, 1996)       $ 2,137     $   964
 Accounts and notes receivable, net                                     1,872         745
 Inventories                                                            6,265       5,831
 Prepaid expenses and other                                               658       1,355
                                                                      -------     -------
  Total current assets                                                 10,932       8,895

Property, plant and equipment, net                                     64,642      66,127
Receivable from affiliate                                              10,831      10,503
Other assets                                                              561         541
                                                                      -------     -------
                                                                      $86,966     $86,066
                                                                      =======     =======




See notes to unaudited condensed consolidated financial statements.

                                                   (Continued on following page)

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                            (dollars in thousands)

                                                     October 1,    January 2,
                                                        1996          1996
                                                    -----------    ----------
                                                    (Unaudited)

Liabilities and Stockholders' Deficit

Current liabilities:
    Trade accounts payable                            $  6,131      $  5,074
    Other payables and accrued expenses                 15,680        18,134
    Reserve for store closings - current portion         1,271         2,212
    Current maturities of long-term debt                 5,493         3,798
                                                      --------      --------
         Total current liabilities                      28,575        29,218

Reserve for store closings                               2,788         3,443
Long-term debt, less current maturities                 69,147        74,610
Excess of future lease payments over fair value,
  net of amortization                                    3,674         4,130
Other payables, including accrued pension costs         10,071         9,611


Partners' capital (deficit)                            (27,289)      (34,946)
                                                      --------      --------
                                                      $ 86,966      $ 86,066
                                                      ========      ========


See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)


                                                   Thirteen weeks ended
                                         ------------------------------------
                                          October 1, 1996    October 3, 1995
                                          ---------------    ---------------
Sales                                          $50,002            $53,944

Expenses:
    Cost of sales (excluding depreciation)      15,871             17,243
    Selling, general and administrative         29,930             32,802
    Depreciation and amortization                2,513              3,715
    Special credits, net                          (535)                 0
                                               -------            -------

                                                47,779             53,760
                                               -------            -------

Operating income                                 2,223                184

Interest expense                                    59              6,723
                                               -------            -------

Net income (loss)                              $ 2,164            $(6,539)
                                               =======            =======


See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                                Thirty-nine weeks ended
                                         ------------------------------------
                                          October 1, 1996    October 3, 1995
                                          ---------------    ---------------
Sales                                          $149,497          $160,914

Expenses:
    Cost of sales (excluding depreciation)       46,823            51,859
    Selling, general and administrative          88,849            96,966
    Depreciation and amortization                 7,124            10,662
    Special credits, net                         (1,138)                0
                                               --------          --------

                                                141,658           159,487
                                               --------          --------

Operating income                                  7,839             1,427

Interest expense                                    182            19,500
                                               --------          --------

Net income (loss)                              $  7,657          $(18,073)
                                               ========          ========


See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (DEFICIT)
                FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1996
                            (dollars in thousands)

                                                    Total
                             General    Limited   Partners'
                             Partner    Partners   Capital
                            ----------  --------  ----------

Balance, January 2, 1996     $(44,688)    $9,742   $(34,946)

    Net income                  7,657          -      7,657
                             --------   --------   --------

Balance, October 1, 1996     $(37,031)    $9,742   $(27,289)
                             ========   ========   ========


  See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                    Thirty-nine weeks ended
                                                                             ------------------------------------
                                                                             October 1, 1996      October 3, 1995
                                                                             ---------------      ---------------

Cash flows from operating activities:
    Net income (loss):                                                           $ 7,657              $(18,073)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                               7,124                10,662
       Loss on disposition of assets                                                 259                   147
       Other, net                                                                   (117)                  (27)
Changes in assets and liabilities:
    Decrease in restricted cash                                                      800
    Decrease (increase) in accounts and notes receivable                          (1,127)                  191
    Increase in inventories                                                         (434)                 (698)
    Decrease (increase) in prepaid expenses and other                                698                (2,391)
    Increase (decrease) in trade accounts payable and other
       payables, accrued expenses and other liabilities                           (1,471)               18,207
                                                                                 -------              --------

       Net cash provided by operating activities                                  13,389                 8,018
                                                                                 -------              --------

Cash flows provided by (used in) investing activities:
    Capital expenditures                                                          (7,250)               (6,369)
    Expenditures charged to reserve for store closings                            (1,618)               (1,197)
    Proceeds from the disposition of fixed assets                                  1,619                    21
    Other, net                                                                        61                   (13)
                                                                                 -------              --------

       Net cash used in investing activities                                      (7,188)               (7,558)
                                                                                 -------              --------

Cash flows used in financing activities:
    Payment of indebtedness                                                       (3,767)                  (40)
    Paid to affiliates                                                              (330)                 (464)
    Other, net                                                                      (131)                  (39)
                                                                                 -------              --------

       Net cash used in financing activities                                      (4,228)                 (543)
                                                                                 -------              --------

    Increase (decrease) in unrestricted cash and cash equivalents                  1,973                   (83)

    Unrestricted cash and cash equivalents at beginning of period                    164                 1,475
                                                                                 -------              --------

    Unrestricted cash and cash equivalents at end of period                      $ 2,137              $  1,392
                                                                                 =======              ========

Supplemental information:
    Interest paid, including $3,753 of SFAS 15 interest
      classified as payment of indebtedness during the
      period ended October 1, 1996                                               $ 3,771              $     40
                                                                                 =======              ========

  See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)



NOTE A:  Summary of Significant Accounting Policies

  Cafeteria Operators, L.P. (the "Partnership"), a Delaware limited partnership, is wholly owned by Furr's/Bishop's, Incorporated (the "Company") and operates cafeterias and specialty restaurants. The financial statements presented herein are the unaudited condensed consolidated financial statements of Cafeteria Operators, L.P. and its majority owned subsidiaries.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended January 2, 1996. The accompanying consolidated financial statements reflect the accounts of the Partnership after elimination of all material interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefiting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the consolidated statements of operations for the thirty-nine weeks ended October 3, 1995 to conform to the classifications used in the consolidated financial statements for the period ended October 1, 1996.

  The results of operations for the thirty-nine weeks ended October 1, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1996.

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

  The Partnership paid $2,746 and $1,007 of interest accrued and due on September 30, 1996 and March 31, 1996, respectively. Payments of interest on the 12% Notes are due each March 31 and September 30. While payments of interest will be due during the life of the 12% Notes, there will not be any interest expense recorded under SFAS 15, as described below, as all of the interest through maturity has been recorded as a liability.

NOTE C:  Restructuring

  On January 2, 1996, at the Company's 1995 annual meeting, stockholders approved a restructuring of the Company's and certain of its subsidiaries' financial obligations, including, among other things, the exchange of (i) an aggregate of approximately $209,347 of indebtedness, including interest, of the Partnership held by certain creditors for the issuance of approximately 95% of the limited partnership interests of the Partnership, (ii) a judgement in the amount of $6,117, including interest, against a subsidiary of the Company owed to the Trustees of General Electric Pension Trust ("GEPT") for a $1,700 principal amount 12% Note and (iii) warrants to purchase 1.4 million shares of Old Class B Common Stock held by the Noteholders for the right to put their aggregate 95% limited partnership interests in the Partnership to the Company in exchange for 95% of the common stock. Such restructuring has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), under which the transactions include both a partial settlement and modification of terms. The fair value of the common stock and warrants issued in connection with the restructuring was estimated based upon discounted cash flows anticipated from the reorganized business and was recorded as partial settlement of the indebtedness. The remaining indebtedness was recorded at the sum of all future principal and interest payments and there will be no recognition of interest expense in future periods. The amounts of indebtedness subject to modification in excess of the amount recorded in accordance with SFAS 15 was recorded as an extraordinary credit, net of all expenses associated with the restructuring.

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

NOTE E:  Special Credits, Net

  For the thirteen weeks ended October 1, 1996, the Partnership recognized a special credit of $709 for the proceeds received from the sale of certain trademarks and the termination of a trademark royalty agreement and the modification and extension of a lease related to the Partnership's former El Paso Bar-B-Que Company restaurants.

  For the thirteen weeks ended July 2, 1996, the Partnership recognized a special credit of $699 for the insurance proceeds received related to a fire loss incurred in February, 1994.

  On June 7, 1996, the Partnership, the Company, and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer by September 30, 1996 and will resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the terms of the Consulting Agreement. After his resignation as President and Chief Executive Officer, Mr. Lewis will serve as a consultant to the Partnership until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis will receive an annual base salary of $350 pro-rated through the end of 1996 and $250 through the end of 1997. Mr. Lewis received $75 upon the execution of the Consulting Agreement, $75 on September 30, 1996 and will receive $100 on December 31, 1997. In addition, Mr. Lewis is entitled to receive $100 if requested to assist in certain negotiations on behalf of the Partnership and additional compensation based upon the success of such negotiations. Furthermore, the Partnership agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. The Board of Directors has begun a search for an individual to serve as President and Chief Executive Officer of the Company. The Partnership recognized $174 of charges related to the search for a new Chief Executive Officer and the Consulting Agreement for the thirteen weeks ended October 1, 1996 and $96 for the thirteen weeks ended July 2, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Thirteen Weeks Ended October 1, 1996
------------------------------------

  Results of operations.  Sales for the third fiscal quarter of 1996 were $50.0
  ----------------------
million, a decrease of $3.9 million from the same quarter of 1995. Operating income for the third quarter of 1996 was $2.2 million compared to $184 thousand in the prior year. Net income for the third quarter of 1996 was $2.2 million compared to a net loss of $6.5 million in the third quarter of 1995. Operating results for the third quarter of 1996 include net special credits aggregating $535 thousand. During the third quarter of 1996, sales were negatively impacted primarily by including fewer units in the operating results.

  Sales.  Restaurant sales in comparable units were 1.4% lower in the third
  ------
quarter of 1996 than the same quarter of 1995, due in part to the impact of the Summer Olympics. Sales for the third fiscal quarter were $3.1 million lower than the prior year due to there being 12 fewer units included in operating results. Sales in the third quarter included $816 thousand of Dynamic Foods sales to third parties.

  Cost of sales.  Excluding depreciation, cost of sales was 31.7% of sales for
  --------------
the third quarter of 1996 as compared to 32.0% for the same quarter of 1995. The decrease in the percentage of revenues was principally a result of lower product costs.

  Selling, general and administrative.  Selling, general and administrative
  ------------------------------------
("SG&A") expense was lower in the aggregate by $2.9 million in the third quarter of 1996 due primarily to there being 12 fewer units included in the operating results. The change in SG&A expense included a decrease of $584 thousand in marketing expense.

  Depreciation and amortization.  Depreciation and amortization expense was
  ------------------------------
lower by $1.2 million in the third quarter of 1996 due to the reduction of certain depreciable assets in 1995 in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") and the reduction in the useful lives of certain depreciable assets in the prior year.

  Special credits.  The operating results include special credits aggregating
  ----------------
$535 thousand. Included in the total is a credit of $709 thousand for the net proceeds related to the termination of a trademark royalty agreement and the modification and extension of a lease related to the Partnership's former El Paso Bar-B-Que Company restaurants and a charge of $174 thousand related to the search for a new Chief Executive Officer and a consulting agreement with Kevin
E. Lewis, Chairman of the Board of the Company. (See Note E to the Unaudited Condensed Consolidated Financial Statements.)

  Interest expense.  Interest expense was lower than the prior year by $6.7
  -----------------
million as a result of the restructuring. In accordance with Statement of Financial Accounting Standards No. 15 ("SFAS 15"), the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Thirty-nine Weeks Ended October 1, 1996
---------------------------------------

  Results of operations.  Sales for the thirty-nine weeks ended October 1, 1996
  ----------------------
were $149.5 million, a decrease of $11.4 million from the same period of 1995. Operating income for the thirty-nine weeks ended October 1, 1996 was $7.8 million compared to $1.4 million in the prior year. Net income for the thirty-nine weeks ended October 1, 1996 was $7.7 million compared to a net loss of $18.1 million in the thirty-nine weeks ended October 3, 1995. Operating results for the thirty-nine weeks of 1996 include net special credits aggregating $1.1 million. During the thirty-nine weeks ended October 1, 1996, sales were negatively impacted primarily by including fewer units in the operating results.

  Sales.  Restaurant sales in comparable units were 0.3% lower in the thirty-
  ------
nine weeks ended October 1, 1996 than the same period of 1995. Sales for the thirty-nine weeks ended October 1, 1996 were $9.8 million lower than the prior year due to there being 12 fewer units included in operating results. Sales in the thirty-nine weeks ended October 1, 1996 included $2.5 million of Dynamic Foods sales to third parties.

  Cost of sales.  Excluding depreciation, cost of sales was 31.3% of sales for
  --------------
the thirty-nine weeks ended October 1, 1996 as compared to 32.2% for the same period of 1995. The decrease in the percentage of revenues was principally a result of lower product costs partially offset by changes in the menu mix.

  Selling, general and administrative.  Selling, general and administrative
  ------------------------------------
expense was lower in the aggregate by $8.1 million in the thirty-nine weeks ended October 1, 1996. SG&A expense was $7.1 million lower than the prior year due to there being 13 fewer units included in operating results. The change in SG&A expense included increases of $213 thousand in professional fees and $388 thousand in salaries and wages, and a decrease of $1.9 million in marketing expense.

  Depreciation and amortization.  Depreciation and amortization expense was
  ------------------------------
lower by $3.5 million in the thirty-nine weeks ended October 1, 1996 due to the reduction of certain depreciable assets in 1995 in accordance with SFAS 121 and the reduction in the useful lives of certain depreciable assets in the prior year.

  Special credits.  The operating results include special credits aggregating
  ----------------
$1.1 million. Included in the total are credits of $699 thousand for the insurance proceeds related to a fire loss, $709 thousand for the termination of a trademark royalty agreement and the modification and extension of a lease related to the Partnership's former El Paso Bar-B-Que Company restaurants, and a charge of $270 thousand related to the search for a new Chief Executive Officer and a consulting agreement with Kevin E. Lewis, Chairman of the Board of the Company. (See Note E to the Unaudited Condensed Consolidated Financial Statements.)

  Interest expense.  Interest expense was lower than the prior year by $19.3
  -----------------
million as a result of the restructuring. In accordance with SFAS 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.



                      LIQUIDITY AND CAPITAL RESOURCES OF
                      ----------------------------------
                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                  ------------------------------------------


  During the thirty-nine weeks ended October 1, 1996, cash provided from operating activities of the Partnership was $13.4 million compared to $8.0 million in the same period of 1995. The Partnership made capital expenditures of $7.2 million during the first thirty-nine weeks of 1996 compared to $6.4 million in the same period of 1995. Cash, temporary investments and marketable securities were $2.1 million at October 1, 1996 compared to $1.4 million at October 3, 1995. The cash balance at October 3, 1995 included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Partnership was 0.37:1 at October 1, 1996 compared to 0.06:1 at October 3, 1995. The Partnership's total assets at October 1, 1996 aggregated $87.0 million compared to $91.7 million at October 3, 1995.

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

  Total scheduled maturities of long-term debt of the Partnership and its subsidiaries over the next five fiscal years are: $0 million in 1996, $5.5 million in 1997, $5.5 million in 1998, $5.5 million in 1999 and $5.5 million in 2000.

  The Partnership has outstanding $74.6 million of 12% Notes due December 31, 2000, which includes $28.9 million of interest to maturity. Under the terms of the Indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on substantially all of the personal property of the Partnership and mortgages on all fee (but not leasehold) real properties of the Partnership (to the extent such properties are mortgageable).

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

  The Partnership, the sponsor of the Cavalcade Pension Plan, has agreed to provide for funding at least two-thirds of the $4.6 million unfunded current liability which existed at the end of fiscal 1992 by the end of 1998. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution and determined under Section 412 of the Internal Revenue Code, the Partnership will make contributions in excess of the minimum annual requirement.

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------



         (a)  Reports on Form 8-K
              -------------------

              A report on Form 8-K was filed on September 24, 1996 with respect to the change in the public accountants of the Partnership.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CAFETERIA OPERATORS, L.P.
        by Furr's/Bishop's, Incorporated, its Managing General Partner


BY:   /s/ Kevin E. Lewis                    /s/ Alton R. Smith
     ---------------------------            ----------------------------
     Kevin E. Lewis                         Alton R. Smith
     Chairman, President                    Principal Accounting Officer
     and Chief Executive Officer


DATE:   November 14, 1996