Form 10-K/A
period 1996-12-31
CAFETERIA OPERATORS LP
filed 1997-05-13
CIK 1013610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Item 14. (c) is amended to read as follows:

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

27.0       Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAFETERIA OPERATORS, L.P.
                                      By: Furr's/Bishop's, Incorporated
                                      its managing general partner

DATE:    May 12, 1997                 /s/ Alton R. Smith
                                      ---------------------------
                                      Alton R. Smith
                                      Principal Accounting Officer