Form 10-Q
period 1997-04-01
CAFETERIA OPERATORS LP
filed 1997-05-16
CIK 1013610

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1997

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

_______________________________________________________________________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X      NO

_______________________________________________________________________________



                                  Page 1 of 12
                        Exhibit Index Located on Page 11

                            CAFETERIA OPERATORS, L.P.


                                      INDEX


PART I.     FINANCIAL INFORMATION                                          PAGE


     Item 1.     Financial Statements


                 Condensed Consolidated Balance Sheets -
                 April 1, 1997 (Unaudited) and December 31, 1996              3

                 Unaudited Condensed Consolidated Statements
                 of Operations - For the thirteen weeks
                 ended April 1, 1997 and April 2, 1996                        5

                 Unaudited Consolidated Statement of Partners'
                 Deficit - For the thirteen weeks ended
                 April 1, 1997                                                6

                 Unaudited Condensed Consolidated Statements of
                 Cash Flows - For the thirteen weeks ended
                 April 1, 1997 and April 2, 1996                              7

                 Notes to Unaudited Condensed Consolidated
                 Financial Statements                                         8


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9

PART II.         OTHER INFORMATION                                           11

SIGNATURES                                                                   12

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                             April 1,              December 31,
                                              1997                    1996
                                           ----------               ----------
                                           (Unaudited)

Assets

Current assets:
    Cash and cash equivalents              $    1,398               $    3,668
    Accounts and notes receivable, net          1,180                    1,186
    Inventories                                 5,603                    5,722
    Prepaid expenses and other                  1,105                      306
                                           ----------               ----------
        Total current assets                    9,286                   10,882

Property, plant and equipment, net             59,299                   63,806
Receivable from affiliate                      11,194                   11,129
Other assets                                      599                      525
                                           ----------               ----------
                                           $   80,378               $   86,342
                                           ==========               ==========
























See notes to unaudited condensed consolidated financial statements.

                                                  (Continued on following page)

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (dollars in thousands)



                                                       April 1,    December 31,
                                                         1997          1996
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Partners' Deficit

Current liabilities:
    Current maturities of long-term debt             $     5,493   $     5,493
    Trade accounts payable                                 6,127         5,498
    Other payables and accrued expenses                   13,792        14,957
    Reserve for store closings - current portion           1,056         1,078
                                                     -----------   -----------
        Total current liabilities                         26,468        27,026

Reserve for store closings, net of current portion         2,605         2,470
Long-term debt, net of current portion                    66,401        69,147
Other payables                                             7,062         8,184
Excess of future lease payments over fair value,
  net of amortization                                      3,353         3,482
Commitments and contingencies


Partners' deficit                                        (25,511)      (23,967)
                                                     -----------    ----------
                                                     $    80,378    $   86,342
                                                     ===========    ==========
























See notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                 Thirteen weeks ended
                                           --------------------------------
                                           April 1, 1997      April 2, 1996
                                           -------------      -------------
Sales                                       $     47,353       $     48,747

Costs and expenses:
    Cost of sales (excluding depreciation)        14,343             15,089
    Selling, general and administrative           29,346             29,161
    Depreciation and amortization                  2,721              2,349
    Special charges (net)                          2,431                  0
                                            ------------       ------------
                                                  48,841             46,599
                                            ------------       ------------
Operating income (loss)                           (1,488)             2,148

Interest expense                                      56                 64

Net income (loss)                           $     (1,544)      $      2,084
                                            ============       ============

































See notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1997
                             (dollars in thousands)

                                                                  Total
                                   General         Limited       Partners'
                                   Partner         Partner       Deficit
                                   -------         -------       --------
Balance, December 31, 1996       $  (36,114)     $   12,147    $  (23,967)

    Net loss                         (1,544)                       (1,544)
                                 ----------      ----------    ----------
Balance, April 1, 1997           $  (37,658)     $   12,147    $  (25,511)
                                 ==========      ==========    ==========








































See notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                        Thirteen weeks ended
                                                    ---------------------------
                                                    April 1, 1997 April 2, 1996
                                                    ------------- -------------
Cash flows from operating activities:
 Net income (loss):                                  $   (1,544)   $    2,084
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                          2,721         2,349
   Loss (gain) on disposition of assets                      34           (28)
   Provision for (reversal of) closed store reserve          36            92
   Special charge (net)                                   2,431             0
   Other, net                                                75           203
   Changes in operating assets and liabilities:
    Decrease in accounts and notes receivable                 5           142
    Decrease in inventories                                 119           190
    Increase in prepaid expenses and other                 (798)         (197)
    Decrease in trade accounts payable and other
     payables, accrued expenses and other
     liabilities                                           (529)         (393)
                                                     ----------    ----------
   Net cash provided by operating activities              2,550         4,442
                                                     ----------    ----------
Cash flows used in investing activities:
 Purchases of property, plant and equipment              (1,641)       (1,928)
 Expenditures charged to reserve for store closings        (377)         (342)
 Proceeds from the sale of property, plant and
  equipment                                                   4            59
 Other, net                                                  (1)           59
                                                     ----------    ----------
   Net cash used in investing activities                 (2,015)       (2,152)
                                                     ----------    ----------
Cash flows used in financing activities:
 Payment of indebtedness                                 (2,746)       (1,021)
 Other, net                                                 (59)         (208)
                                                     ----------    ----------
   Net cash used in financing activities                 (2,805)       (1,229)
                                                     ----------    ----------
 Increase (decrease) in unrestricted cash and cash
  equivalents                                            (2,270)        1,061

 Cash and cash equivalents at beginning of period         3,668           965
                                                     ----------    ----------
 Cash and cash equivalents at end of period          $    1,398    $    2,026
                                                     ==========    ==========
Supplemental disclosure of cash flow information:
 Interest paid, including $2,746 and $1,007
  of interest classified as payment of indebtedness  $    2,748    $    1,015
                                                     ==========    ==========

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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Partnership's Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Partnership after elimination of all material intercompany and interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefiting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the statements of operations for the thirteen weeks ended April 2, 1996 to conform to the classifications used in the financial statements for the period ended April 1, 1997.

          The results of operations for the thirteen weeks ended April 1, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1997.


NOTE B:   Income Tax

          For state and federal income tax purposes, the Partnership is not a tax-paying entity. As a result, the taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is included in the state and federal returns of the individual partners. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

NOTE C:   Special Charges

          The loss from operations for the quarter ended April 1, 1997 includes net special charges of $2.4 million primarily resulting from the writedown to carrying values of property, plant and equipment. The results of operations includes a charge of $1.9 million for the writedown of assets and adjustments to closed store reserves of units previously closed, as well as one unit to be closed. Also included is $1.8 million to recognize the writedown of certain assets in property, plant and equipment to estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Also included is a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company by the Internal Revenue Service.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Thirteen Weeks Ended April 1, 1997
----------------------------------

          Results of operations. Sales for the first fiscal quarter of 1997 were $47.4 million, a decrease of $1.4 million from the same quarter of 1996. The operating loss for the first quarter of 1997 was $1.5 million after net special charges of $2.4 million compared to income of $2.1 million in the comparable period in the prior year. The net loss for the first quarter of 1997 was $1.5 million compared to $2.1 million in the first quarter of 1996. During the first quarter of 1997, sales were negatively impacted by severe winter weather and by including fewer units in the operating results.

          Sales. Restaurant sales in comparable units were 1.2% lower in the first quarter of 1997 than the same quarter of 1996. Sales for the first fiscal quarter were $228 thousand lower than the prior year due to there being a net of two fewer units included in operating results. Sales by Dynamic Foods to third parties was $585 thousand lower in the first quarter of 1997 than the prior year.

          Cost of sales. Excluding depreciation, cost of sales was 30.3% of sales for the first quarter of 1997 as compared to 31.0% for the same quarter of 1996. The decrease in the percentage of revenues was the result of changes in the menu mix and lower product costs.

          Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $185 thousand in the first quarter of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included increases of $409 thousand in salaries, wages and related benefits, $214 thousand in marketing expense, and decreases of $115 thousand in taxes other than income tax. SG&A expense was $305 thousand lower than the prior year due to there being a net of two fewer units included in operating results.

          Special Charges. The loss from operations for the quarter ended April 1, 1997 includes net special charges of $2.4 million primarily resulting from the writedown to carrying values of property, plant and equipment. The results of operations includes a charge of $1.9 million for the writedown of assets and adjustments to closed store reserves of units previously closed, as well as one unit to be closed. Also included is $1.8 million to recognize the writedown of certain assets in property, plant and equipment to estimated fair values in accordance with SFAS 121. Also included is a credit of $1.3 million related to the settlement of a lawsuit.

          Depreciation and amortization. Depreciation and amortization expense was higher by $372 thousand in the first quarter of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

          Interest expense. Interest expense was $56 thousand in the first quarter of 1997, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                   ------------------------------------------

          During the thirteen weeks ended April 1, 1997, cash provided from operating activities of the Partnership was $2.6 million compared to $4.4 million in the same period of 1996. The Partnership made capital expenditures of $1.6 million during the first thirteen weeks of 1997 compared to $1.9 million during the same period of 1996. Cash, temporary investments and marketable securities were $1.4 million at April 1, 1997 compared to $2.0 million at April 2, 1996. The cash balance in the prior year included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Partnership was .35:1 at April 1, 1997 compared to .32:1 at April 2, 1996. The Partnership total assets at April 1, 1997 aggregated $80.4 million following the special charges compared to $86.5 million at April 2, 1996.

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

          Total scheduled maturities of long-term debt of the Partnership and its subsidiaries over the next five fiscal years are: $2.7 million in 1997, $5.5 million in 1998, $5.5 million in 1999, $5.5 million in 2000 and $52.7 million in 2001.

          The Partnership has outstanding $71.9 million of 12% Notes due December 31, 2001, which includes $26.1 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits

         10 Employment Letter Agreement, dated as of March 24, 1997, by and among Theodore J. Papit and Furr's/Bishop's, Incorporated, parent of Cafeteria Operators, L.P. (filed as an Exhibit to the Form 10-Q of Furr's/Bishop's, Incorporated for the quarter ended April 1, 1997).

         27   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended April 1, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CAFETERIA OPERATORS, L.P.
         by Furr's/Bishop's, Incorporated, its Managing General Partner



BY:/s/ Theodore J. Papit                   /s/ Alton R. Smith
   -----------------------------------     ------------------------------------
   Theodore J. Papit                       Alton R. Smith
   President and Chief Executive Officer   Principal Accounting Officer


DATE:   May 16, 1997