Form 10-Q
period 1997-07-01
CAFETERIA OPERATORS LP
filed 1997-08-15
CIK 1013610

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 1997

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

                               YES X      NO
                                  ----       ----
-------------------------------------------------------------------------------





                                 Page 1 of 14
                       Exhibit Index Located on Page 13

                           CAFETERIA OPERATORS, L.P.


                                     INDEX


PART I.     FINANCIAL INFORMATION                                          PAGE


     Item 1.     Financial Statements


          Condensed Consolidated Balance Sheets -
          July 1, 1997 (Unaudited) and December 31, 1996                      3

          Unaudited Condensed Consolidated Statements
          of Operations - For the thirteen weeks
          ended July 1, 1997 and July 2, 1996                                 5

          Unaudited Condensed Consolidated Statements
          of Operations - For the twenty-six weeks
          ended July 1, 1997 and July 2, 1996                                 6

          Unaudited Condensed Consolidated Statement of Partners'
          Deficit - For the twenty-six weeks ended
          July 1, 1997                                                        7

          Unaudited Condensed Consolidated Statements of
          Cash Flows - For the twenty-six weeks ended
          July 1, 1997 and July 2, 1996                                       8

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                                9


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10

PART II.  OTHER INFORMATION

SIGNATURES

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


[CAPTION]                                            July 1,       December 31,
                                                      1997            1996
                                                      ----            ----
                                                   (Unaudited)
[S]                                                [C]              [C]
Assets

Current assets:
     Cash and cash equivalents                     $   4,457        $   3,668
     Accounts and notes receivable, net                  478            1,186
     Inventories                                       5,771            5,722
     Prepaid expenses and other                        1,271              306
                                                   ---------        ---------
          Total current assets                        11,977           10,882

Property, plant and equipment, net                    57,361           63,806
Receivable from affiliates                            11,333           11,129
Other assets                                             591              525
                                                   ---------        ---------
                                                   $  81,262        $  86,342
                                                   =========        =========

























See notes to unaudited condensed consolidated financial statements. (Continued on following page)

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                            (dollars in thousands)

                                                         July 1,   December 31,
                                                          1997         1996
                                                          ----         ----
                                                       (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
     Current maturities of long-term debt               $  5,493      $  5,493
     Trade accounts payable                                6,398         5,498
     Other payables and accrued expenses                  13,184        14,957
     Reserve for store closings - current portion            915         1,078
                                                        --------      --------
          Total current liabilities                       25,990        27,026

Reserve for store closings, net of current portion         2,534         2,470
Long-term debt, net of current portion                    66,401        69,147
Other payables                                             7,188         8,184
Excess of future lease payments over fair value,
     net of amortization                                   3,224         3,482

Commitments and contingencies

Partners' deficit                                        (24,075)      (23,967)
                                                        --------      --------
                                                        $ 81,262      $ 86,342
                                                        ========      ========


















See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                          Thirteen weeks ended
                                                           July 1,    July 2,
                                                            1997       1996
                                                            ----       ----
Sales                                                     $ 49,787    $ 50,611

Costs and expenses:
     Cost of sales (excluding depreciation)                 15,001      15,679
     Selling, general and administrative                    30,587      29,805
     Depreciation and amortization                           2,685       2,262
     Special credits (net)                                       0        (603)
                                                          --------    --------
                                                            48,273      47,143
                                                          --------    --------
Operating income                                             1,514       3,468

Interest expense                                                78          59
                                                          --------    --------
Net income                                                $  1,436    $  3,409
                                                          ========    ========
























See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                                         Twenty-six weeks ended
                                                             July 1,   July 2,
                                                              1997      1996
                                                              ----      ----
Sales                                                      $ 97,140  $ 99,358

Costs and expenses:
     Cost of sales (excluding depreciation)                  29,344    30,768
     Selling, general and administrative                     59,933    58,966
     Depreciation and amortization                            5,406     4,611
     Net special charges (credits)                            2,431      (603)
                                                           --------  --------
                                                             97,114    93,742
                                                           --------  --------
Operating income                                                 26     5,616

Interest expense                                                134       123
                                                           --------  --------
Net income (loss)                                          $   (108) $  5,493
                                                           ========  ========























See notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                  FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1997
                            (dollars in thousands)


                                                                     Total
                                General         Limited            Partners'
                                Partner         Partner             Deficit
                                -------         -------             -------
Balance, December 31, 1996      $(36,114)       $ 12,147           $(23,967)

Net loss                            (108)                              (108)
                                --------        --------           --------
Balance, July 1, 1997           $(36,222)       $ 12,147           $(24,075)

































See notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                                        Twenty-six weeks ended
                                                            July 1,   July 2,
                                                             1997      1996
                                                             ----      ----
Cash flows from operating activities:
  Net income (loss)                                       $  (108)    $ 5,493
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                       5,406       4,611
        Loss on disposition of assets                         199          24
        Special charges (credits)                           2,431        (699)
        Other, net                                            309         509
        Changes in operating assets and liabilities:
          Decrease in accounts and notes receivable           708         140
          Decrease in inventories                             (49)       (180)
          Increase in prepaid expenses and other             (964)        (30)
          Decrease in trade accounts payable and other
            payables, accrued expenses and other
              liabilities                                    (840)       (503)
                                                          -------     -------
         Net cash provided by operating activities          7,092       9,365
                                                          -------     -------
Cash flows used in investing activities:
  Purchases of property, plant and equipment               (2,687)     (4,415)
  Expenditures charged to reserve for store closings         (664)     (1,248)
  Proceeds from the sale of property, plant and equipment      16       1,615
  Other, net                                                    1          68
                                                          -------     -------
         Net cash used in investing activities             (3,334)     (3,980)
                                                          -------     -------
Cash flows used in financing activities:
  Payment of indebtedness                                  (2,746)     (1,021)
  Increase in receivable from affiliates                     (204)       (226)
  Other, net                                                  (19)        (58)
                                                          -------     -------
         Net cash used in financing activities             (2,969)     (1,305)
                                                          -------     -------
  Increase in unrestricted cash and cash equivalents          789       4,080

  Cash and cash equivalents at beginning of period          3,668         965
                                                          -------     -------
  Cash and cash equivalents at end of period              $ 4,457     $ 5,045
                                                          =======     =======
Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 and $1,007
    of interest classified as payment of indebtedness     $ 2,750     $ 1,019
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Partnership's Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Partnership after elimination of all material intercompany and interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefitting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the statements of operations for the twenty-six weeks ended July 2, 1996 to conform to the classifications used in the financial statements for the period ended July 1, 1997.

     The results of operations for the twenty-six weeks ended July 1, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1997.

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

NOTE D:     Commitments and Contingencies

     In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. All settling defendants, including the Partnership and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation and the Partnership made a payment to the plaintiffs of a net amount of approximately $275 thousand. The Partnership is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, however, the Partnership does not currently have sufficient information to evaluate the effect of its possible liability for indemnification. If the Partnership is required to indemnify such defendants for a substantial amount of legal fees and other expenses, it could have a material adverse effect on the Partnership.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Thirteen Weeks Ended July 1, 1997
---------------------------------
     Results of operations. Sales for the second fiscal quarter of 1997 were $49.8 million, a decrease of $824 thousand from the same quarter of 1996. Operating income for the second quarter of 1997 was $1.5 million compared to $3.5 million in the comparable period in the prior year. The operating results of the second quarter of the prior year included net special credits of $603 thousand. The net income for the second quarter of 1997 was $1.4 million compared to $3.4 million in the second quarter of 1996.

     Sales. Restaurant sales in comparable units were 0.1% higher in the second quarter of 1997 than the same quarter of 1996. Sales for the second fiscal quarter were $301 thousand lower than the prior year due to there being a net of 3 fewer units included in operating results. Sales by Dynamic Foods to third parties was $573 thousand lower in the second quarter of 1997 than the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 30.1% of sales for the second quarter of 1997 as compared to 31.0% for the same quarter of 1996. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $782 thousand in the second quarter of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included increases of $781 thousand in marketing expense, $253 thousand in hourly wages and a decrease of $216 thousand in utility expenses.

     Depreciation and amortization. Depreciation and amortization expense was higher by $423 thousand in the second quarter of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

     Special Charges. The results of operations for the second quarter of the prior year includes net special credits of $603 thousand, including $699 thousand for insurance proceeds related to a fire loss and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of the Board of the Company.

     Interest expense. Interest expense was $78 thousand in the second quarter of 1997, which was slightly higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Twenty-six Weeks Ended July 1, 1997
-----------------------------------
     Results of operations. Sales for the first twenty-six weeks ended July 1, 1997 were $97.1 million, a decrease of $2.2 million from the same period of 1996. The operating income for the twenty-six week period of 1997 was $26 thousand compared to income of $5.6 million in the comparable period in the prior year. The operating results of the twenty-six week period of the prior year includes net special credits of $603 thousand. The net loss for the period in 1997 was $108 thousand compared to income of $5.5 million in the same period of 1996. During the first quarter of 1997, sales were negatively impacted by severe winter weather and by including fewer units in the operating results.

     Sales. Restaurant sales in comparable units were 0.5% lower in the twenty-six weeks of 1997 than the same period of 1996. Sales for the period were $604 thousand lower than the prior year due to there being a net of 3 fewer units included in operating results. Sales by Dynamic Foods to third parties were $1.2 million lower in the first twenty-six weeks of 1997 than the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 30.2% of sales for the first twenty-six weeks of 1997 as compared to 31.0% for the same period of 1996. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

     Selling, general and administrative. Selling, general and administrative expense was higher in the aggregate by $967 thousand in the first twenty-six weeks of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included increases of $981 thousand in marketing expense, $199 thousand in salaries, wages and related benefits and a decrease of $216 thousand in utility expense.

     Depreciation and amortization. Depreciation and amortization expense was higher by $795 thousand in the first twenty-six weeks of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

     Special Charges. The loss from operations for the twenty-six weeks ended July 1, 1997 includes net special charges of $2.4 million. The results of operations includes a charge of $1.9 million for the writedown of assets and adjustments to closed store reserves of units previously closed, as well as units to be closed, and a charge of $1.8 million to recognize the writedown of certain assets in property, plant and equipment to estimated fair values in accordance with SFAS 121. The results of operations includes a credit of $1.3 million related to the settlement of a lawsuit. The income from operations for the prior year period includes net special credits of $603 thousand, including $699 thousand for insurance proceeds related to a fire loss and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of the Board of the Company.

     Interest expense. Interest expense was $134 thousand in the twenty-six weeks ended 1997, which was slightly higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


                      LIQUIDITY AND CAPITAL RESOURCES OF
                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                ----------------------------------------------


     During the twenty-six weeks ended July 1, 1997, cash provided by operating activities of the Company was $7.1 million compared to $9.4 million in the same period of 1996. The Company made capital expenditures of $2.7 million during the first twenty-six weeks of 1997 compared to $4.4 million during the same period of 1996. Cash, temporary investments and marketable securities were $4.5 million at July 1, 1997 compared to $5.0 million at July 2, 1996. The cash balance in the prior year included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Company was .46:1 at July 1, 1997 compared to .44:1 at July 2, 1996. The Company's total assets at July 1, 1997 aggregated $81.3 million, following the net special charges of $2.4 million, compared to $89.0 million at July 2, 1996.

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

     Total scheduled maturities of long-term debt of the Company and its subsidiaries over the next five fiscal years are: $2.7 million in 1997, $5.5 million in 1998, $5.5 million in 1999, $5.5 million in 2000 and $52.7 million in 2001.

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

     In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. All settling defendants, including the Partnership and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation and the Partnership made a payment to the plaintiffs of a net amount of approximately $275 thousand. The Partnership is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, however, the Partnership does not currently have sufficient information to evaluate the effect of its possible liability for indemnification. If the Partnership is required to indemnify such defendants for a substantial amount of legal fees and other expenses, it could have a material adverse effect on the Partnership.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
     In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. All settling defendants, including the Partnership and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation and the Partnership made a payment to the plaintiffs of a net amount of approximately $275 thousand. The Partnership is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, however, the Partnership does not currently have sufficient information to evaluate the effect of its possible liability for indemnification. If the Partnership is required to indemnify such defendants for a substantial amount of legal fees and other expenses, it could have a material adverse effect on the Partnership.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a)   Exhibits
           --------
           None


     (b)   Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the quarter ended July 1, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           CAFETERIA OPERATORS, L.P.
        by Furr's/Bishop's, Incorporated, its Managing General Partner




BY: /s/ Theodore J. Papit                  /s/ Alton R. Smith
    --------------------------------       -----------------------------------
    Theodore J. Papit                      Alton R. Smith
    President and Chief Executive Officer  Principal Accounting Officer




DATE:   August 13, 1997