Form 10-K
period 1997-12-30
CAFETERIA OPERATORS LP
filed 1998-03-30
CIK 1013610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended December 30, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-4578
                           CAFETERIA OPERATORS, L.P.
             Exact name of Registrant as specified in its charter)

               DELAWARE                                    75-2186655
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     6901 QUAKER AVE., LUBBOCK, TX                          79413
     (Address of principal executive office)             (Zip Code)

     Registrant's telephone number, including area code: (806) 792-7151

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

                                Yes  X   No ___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]












                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                           CAFETERIA OPERATORS, L.P.
                                   FORM 10-K
                                 ANNUAL REPORT


                               TABLE OF CONTENTS
                                                                         Page

                                    PART I


Item 1.   Business..........................................................3
Item 2.   Properties........................................................7
Item 3.   Legal Proceedings.................................................8
Item 4.   Submission of Matters to a Vote of Security Holders...............9

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................9
Item 6.   Selected Financial Data..........................................10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................12
Item 8.   Financial Statements and Supplementary Data......................16
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure.............................................18

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant...............18
Item 11.  Executive Compensation...........................................21
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.......................................................25
Item 13.  Certain Relationships and Related Transactions...................27


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...28


Signatures.................................................................33

                                     PART I

Item 1.   Business

General

Cafeteria Operators, L.P. (the "Company") was organized in 1987 as a Delaware limited partnership and is one of the largest operators of family-style cafeteria restaurants in the United States. The Company's parent and Managing General Partner is Furr's/Bishop's, Incorporated (the "Parent"). The Company believes that its cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. The Company's 102 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. In addition, the Company operates Dynamic Foods, its food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of the Company's cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

Family Dining Division

The Family Dining Division consists of 102 cafeterias and one pay-at-the-door buffet-style restaurant.

Cafeterias. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. The Company's cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest prices per guest. Guest tickets for the fiscal years ended December 30, 1997 and December 31, 1996 averaged approximately $5.62 and $5.38, respectively. The Company's cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of the Company's cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. The Company's customer base consists principally of people over 45 years of age, shoppers, working people and young families.

Buffet. The Company's buffet-style restaurant features traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest. The buffet unit is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal year ended December 30, 1997 averaged approximately $5.80.

Marketing and Advertising

The Company's marketing program utilizes a variety of media to attract customers to the Company's restaurants and to create a targeted image for the Company's restaurants. The Company utilizes point of sale advertising within its restaurants to focus customers on the various food items and promotions being offered at the restaurant. Television advertisements are used by the Company to enhance its image with respect to food quality and value pricing. Also, billboard advertising, newspaper and direct mail programs within the communities in which the Company has a large presence are used to direct customers to the Company's restaurants and to promote specific programs, including the one-price "All-You-Can-Eat" concept. The Company frequently uses all of its marketing tools together to promote the concept. In addition, store managers and other personnel are encouraged to participate in local public relations and promotional efforts.

Dynamic Foods

The Company operates Dynamic Foods, a food preparation, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of the Company's family dining restaurants, providing the Company with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 1997, third party sales by Dynamic Foods aggregated $1.2 million.

Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to the Company's restaurants and for sale to third parties. Currently, approximately 90% of Dynamic Food's manufacturing output is used at the Company's restaurants and the remainder is sold to third parties.

Restaurant Management

The success of each restaurant's operation is largely dependent upon the quality of in-store management and mid-level supervisory management. Experienced and well trained in-store management is important to assure good service, quality food and the cleanliness of each restaurant, to control costs, and to monitor local eating habits and traffic.

Each cafeteria and buffet is operated under the supervision of a general manager, an assistant general manager and one or two assistant managers. Each cafeteria generally employs between 40 and 70 workers of whom approximately 20% are part-time workers. The buffet-style restaurant typically employs fewer persons as the "scatter-bar" concept reduces service staffing requirements.

The general managers of the Company's family dining restaurants report to twelve regional managers who, in turn, report to the Vice President of Field Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all Company owned family dining units.

Service Marks and Trademarks

The Company utilizes and is dependent upon certain registered service marks, including "Furr's Cafeterias," "Bishop Buffets" and "Dynamic Foods," and a stylized "F" trademarked by the Company. These and other trademarks are current and are renewable on dates ranging from June 1998 to February 2008. The Company is not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

Seasonality

Customer volume on a Company-wide basis at most established restaurants is generally somewhat lower in the winter months, due primarily to weather conditions in certain of the markets for the Company's restaurants. As a consequence, the first and fourth quarters of the year historically produce lower sales. A harsh winter season has a negative effect on the Company's revenues, results of operations and liquidity.

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

Neither the Company nor any of its competitors has a significant share of the total food service market in any area in which the Company competes. The Company believes that its principal competitors are other cafeterias and buffets, moderately-priced, conventional restaurants, fast-food outlets, and eat-at-home alternatives. Many of the Company's competitors, including its primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than the Company. The Company competes with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. The Company believes it offers existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

The food manufacturing and distribution business is highly competitive and many of Dynamic Foods' competitors are large regional or national food processors and distributors with significantly greater financial resources than the Company. Accordingly, there can be no assurance that Dynamic Foods will be able to generate significantly higher revenue or increase the profitability of the Company.

Capital Expenditure Program

During the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996, the Company expended $5.6 million, $10.1 million and $8.0 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct one new unit and improve the facility operated by Dynamic Foods. The Company believes that the aggregate level of capital expenditures over such period has been below that required to expand the Company's cafeteria operations and to remodel existing cafeterias as required by competitive conditions in the restaurant industry. The Company's capital expenditure program is necessary to enable the Company and its subsidiaries to increase their revenue and profitability.

Subject to its ability to generate necessary funds from operations or to obtain funds from other sources, the Company intends to pursue a program of remodeling existing restaurants and opening new restaurants. The Company anticipates expending approximately $7 to $11 million in fiscal year 1998 to open new restaurants, remodel existing cafeterias and make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing to enable it to make the desired capital expenditures. The Company's ability to open new restaurants will also depend, among other things, upon its ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources."

Employees

As of March 3, l998, the Company employed approximately 5,400 persons, of whom approximately 4,300 were employed on a full-time basis. The Company employed approximately 375 persons as managers or assistant managers of its restaurants, twelve persons as regional managers and approximately 80 persons in executive, administrative or clerical positions in the corporate office. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

The majority of the Company's restaurants pay average wages in excess of the current minimum wage standards. However, any future increase in the federal minimum wage could have the effect of increasing the Company's labor costs. In recent years, the market for those employees who have traditionally been employed in the restaurant industry has become increasingly competitive due to fewer persons entering this category of wage earner and the increased government regulation of immigrants entering and working in the United States. In response to this decrease in the available labor pool, the Company has increased its average hourly wage and expanded its hiring and training efforts.

Regulation

The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation, waste water, fire and safety standards. The Company believes that it is in substantial compliance with applicable laws and regulations governing its operations.

The Federal Americans With Disabilities Act, which became effective as to public accommodations and employment in 1992, prohibits discrimination on the basis of disability. As the Company proceeds with remodeling existing restaurants, it could be required to expend funds to modify its restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Recent Events

Effective January 2, 1996, the Parent's stockholders approved a reclassification of all outstanding shares of each class of common stock and convertible preferred stock into the right to receive shares of a new class of common stock, as well as the restructuring of certain financial obligations, as more fully described below in the footnotes to the Company's financial statements. See "Item 8. Financial Statements and Supplemental Data, Note 2 Restructuring and Note 4 Long-term Debt."

Item 2.   Properties

Restaurant Locations. The following table sets forth the number of restaurants operated by the Company in certain states as of March 3, 1998.


     State                                        Number Of Restaurants
     -----                                        ---------------------
     Arizona                                               8
     Arkansas                                              2
     California                                            2
     Colorado                                             10
     Illinois                                              1
     Iowa                                                  5
     Kansas                                                7
     Missouri                                              3
     Nevada                                                2
     New Mexico                                           15
     Oklahoma                                             10
     Texas                                                38
                                                         ---
                                                         103
                                                         ===


Site Selection. The Company generally intends to reposition existing restaurants or open new restaurants in markets in which the Company's restaurants are presently located and in adjacent markets, in order to improve the Company's competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases, its ability to attract and retain a sufficient number of qualified restaurant managers, and the availability of sufficient financing.

Properties. Forty-seven of the Company's restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 13 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

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

The Company leases eight properties under a master sublease, owns nine buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are periodically leased to third parties.

Item 3.   Legal Proceedings

(1) On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Parent, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Parent, the Company, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co. Inc. ("Cavalcade"), individual members of the Board of Directors, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former holders of the 11% Senior Secured Notes ("11% Notes"), Deloitte & Touche LLP, Kmart Corporation ("Kmart") and certain partners and employees of the foregoing, alleging, among other things, that the Parent and certain defendants conspired to wrest control of the Parent away from the Levensons by fraudulently inducing them to transfer their working control of the Parent through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Parent to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16.4 million, as well as punitive damages.

On October 6, 1995, the Levensons filed a Notice of Non-Suit as to certain of the defendants, including the Company, the Parent, Furr's/Bishop's Cafeterias, L.P., Cavalcade and the individual members of the Board of Directors of the Parent (other than William E. Prather and Kevin E. Lewis) and amended their complaint. As a result of such Notice of Non-Suit, the named entities and individuals were no longer defendants in the Levenson litigation. In addition, Deloitte & Touche LLP settled with the plaintiffs and were voluntarily dismissed from the case.

In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim was "no more than $400 million." In July 1997, the Company and the Parent reached a settlement of the litigation, in which all settling defendants, including the Parent's current and former directors and officers, the Company, Furr's/Bishop's Cafeterias, L.P. and Cavalcade received mutual releases with respect to all matters alleged in the litigation and the Company made a payment to the plaintiffs of a net amount of approximately $275 thousand.

The Parent was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of its Board of Directors and certain of their affiliated entities, pursuant to the Parent's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Parent and the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Parent or the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith. During 1997, the Company recorded special charges aggregating $4.9 million against results of operations to recognize the estimated cost of such indemnification. The Company has negotiated agreements with each of the parties whose indemnity claim was outstanding at year end and has either made cash payments or issued 10.5% unsecured notes in settlement of such claims. See "Item 13. Certain Relationships and Related Transactions."

Item 4.   Submission of matters to a Vote of Security Holders

None

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The partnership units of the Company are not traded on any exchange.

Holders

The Parent owns all of the 1% general partner interest and owns all of the 99% limited partner interest (4% is owned indirectly and 95% is owned directly).

Item 6.   Selected Financial Data (in thousands)

See Chart On Next Page
                                       9

                              Fiscal Years Ended
-------------------------------------------------------------------------------
                        Dec 30,    Dec 31,    Jan 2,    Jan 3,      Dec 28,
                         1997       1996       1996      1995        1993
                      ---------  ---------  ---------  ---------  ---------
Sales (1)             $ 193,530  $ 197,196  $ 209,769  $ 224,819  $ 253,490
Income (Loss) Before
 Extraordinary Item      (4,740)     8,550    (37,154)   (19,710)  (163,386)(2)

Total Assets             77,314     86,342     86,066    103,430    111,615

Long Term
 Obligations (3)         78,877     82,824     88,019    234,185    215,689


(1) The Company closed eight restaurants in 1997, five restaurants in 1996, fourteen restaurants in 1995 and fourteen restaurants in 1994.
(2) Includes a write-off of goodwill of approximately $135,208 in the fourth quarter of the fiscal year ended December 28, 1993.
(3) Includes $23,374, $28,867 and $32,913 of interest accrued to maturity on long-term debt in fiscal year ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively and $192,854 of long-term debt that was classified as current in the fiscal years ended January 3, 1995 and December 28, 1993.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's fiscal year is a 52-53 week year. Each of the last three fiscal years included 52 weeks.

The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):


                                              1997        1996        1995
                                            ---------   ---------   ---------
Statement of operations data:
Sales                                       $ 193,530   $ 197,196   $ 209,769
Costs and expenses:
  Cost of sales (excluding depreciation)       58,292      61,327      67,409
  As a percent of sales                         30.12%      31.10%      32.13%
  Selling, general and administrative         118,262     118,066     127,030
  As a percent of sales                         61.11%      59.87%      60.56%
  Depreciation and amortization                10,873      10,152      14,002
  Special charges (credits)                    10,554      (1,138)     12,273
                                            ---------   ---------   ---------
  Total costs and expenses                    197,981     188,407     220,714
                                            ---------   ---------   ---------
Operating income (loss)                        (4,451)      8,789     (10,945)
Interest expense                                  289         239      26,209
                                            ---------   ---------   ---------
Income (loss) before extraordinary credit   $  (4,740)  $   8,550   $ (37,154)
                                            =========   =========   =========
Restaurant Units in Operation:
  Beginning of year                               110         115         129
  Opened                                            1          -           -
  Closed                                           (8)         (5)        (14)
                                            ---------   ---------   ---------
  End of Year                                     103         110         115
                                            =========   =========   =========
Restaurant units reserved to be closed
  at the end of year                                0           0           2
                                            =========   =========   =========
Year over Year Comparable Store sales
  change (for units open at year end and
  which operated the full year)                  0.31%       0.04%       (2.2)%
                                            =========   =========   =========
Average weekly sales per restaurant unit
  (for units open at year end and which
  operated the full year)                   $  34,426   $  33,449   $  32,916
                                            =========   =========   =========

     On January 2, 1996, stockholders of the Parent approved a series of financial restructuring transactions resulting in the recognition of a $157,619 extraordinary credit in the 1995 fiscal year ended January 2, 1996.


Fifty-two Weeks Ended December 30, 1997 Compared To Fifty-two Weeks End December 31, 1996

Results of operations. Sales for the fifty-two week fiscal year ended December 30, 1997 were $193.5 million, a decrease of $3.7 million from the fiscal year ended December 31, 1996. The operating loss for the 1997 fiscal year was $4.5 million compared to operating income of $8.8 million in fiscal 1996. The operating results of fiscal 1997 included net special charges of $10.5 million and the results of fiscal 1996 included net special credits of $1.1 million. The net loss for fiscal 1997 was $4.7 million, compared to net income of $8.6 million for fiscal 1996.

Sales. Comparable store sales were 0.31% higher in fiscal 1997 than 1996. Sales in 1997 were lower than the prior year by $4.9 million as a result of nine fewer units being included in the results of operations in the current year. Sales in fiscal 1997 included $1.7 million of Dynamic Foods sales to third parties.

Cost of sales. Excluding depreciation, cost of sales was 30.1% of sales for fiscal year 1997 compared to 31.1% for fiscal year 1996. The decrease in the percentage of sales was primarily the result of higher ticket averages from changes in the menu mix and price increases, combined with flat to slightly lower product costs.

Selling, general and administrative. Selling, General and Administrative ("SG&A") expense was $196 thousand higher than the prior fiscal year. The change over the prior year included increases of $1.4 million in marketing expense and $231 thousand in hourly labor, which were partially offset by decreases of $1.1 million in salaries and labor related costs and $236 thousand in corporate expense. The remaining change was primarily due to there being nine fewer units included in operating results.

Special credits and charges. The operating results for fiscal 1997 include net special charges aggregating $10.5 million, compared to net special credits of $1.1 million in the prior fiscal year. The charges in the current year were to recognize $6.9 million of property, plant and equipment write downs and closed store reserves and $4.9 million related to the Levenson litigation and related indemnity, which were partially offset by a credit of $1.3 million related to the settlement of a lawsuit. The credits in the prior fiscal year resulted primarily from the sale of certain trademarks and insurance proceeds for a 1994 claim.

Depreciation and amortization. Depreciation and amortization expense was $721 thousand higher than the prior fiscal year, due to depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

Interest expense. Interest expense for fiscal year 1997 was $289 thousand, compared to $239 thousand in the prior fiscal year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


Fifty-two Weeks Ended December 31, 1996 Compared To Fifty-two Weeks Ended January 2, 1996.

Results of operations. Sales for the fifty-two week fiscal year ended December 31, 1996 were $197.2 million, a decrease of $12.6 million from the fiscal year ended January 2, 1996. The operating income for the 1996 fiscal year was $8.8 million compared to a loss of $10.9 million in fiscal year 1995. The operating results of fiscal 1996 included net special credits of $1.1 million compared to special charges of $12.3 million in the prior year. Net income for fiscal 1996 was $8.6 million, compared to a net loss before extraordinary items of $37.2 million for fiscal 1995.

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

Cost of sales. Excluding depreciation, cost of sales was 31.1% of sales for fiscal year 1996 compared to 32.1% for fiscal year 1995. The decrease in the percentage of sales was principally the result of lower product costs that were partially offset by changes in the menu mix.

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

Special credits and charges. The operating results for fiscal 1996 include net special credits aggregating $1.1 million. Included in the total are credits of $699 thousand for the insurance proceeds related to a fire loss, $709 thousand for the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants and a charge of $270 thousand related to the search for a new Chief Executive Officer and a consulting agreement with Kevin E. Lewis, Chairman of the Board of the Parent. The loss from operations for the fiscal year ended January 2, 1996 includes special charges of $12.3 million, which includes charges to reserves of $4.5 million related to the closing of fourteen units, including two units to be closed in future periods, and adjustments to the units previously reserved. Also included is $7.8 million to recognize the write-down of certain assets to estimated fair values in accordance with the adoption of SFAS 121.

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

New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS 125 has been amended by Statement of Financial Accounting Standards No. 127 which amends the effective date of certain provisions for these transactions occurring after December 31, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS 125 in fiscal 1998 will not be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The Company will comply with the requirements of SFAS 131 for fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES:

During fiscal 1997, cash provided from operating activities of the Company was $10.6 million compared to $17.8 million in 1996. Cash used for the payment of interest was approximately $5.5 million in 1997 compared to $3.8 million during 1996. The Company made capital expenditures of $5.6 million during 1997 compared to $10.1 million during 1996. Cash, temporary investments and marketable securities were $4.4 million at December 30, 1997 compared to $3.7 million at December 31, 1996. The current ratio of the Company was .48:1 at December 30, 1997 compared to .40:1 at December 31, 1996. The Company's total assets at December 30, 1997 aggregated $77.3 million compared to $86.3 million at December 31, 1996.

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

The Company has outstanding $69.1 million of 12% Notes due December 31, 2001, including $23.4 million of accrued interest. Under the terms of the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Company and mortgages on all fee and leasehold properties of the Company (to the extent such properties are mortgageable).

The Company has outstanding $2.6 million of 10.5% Notes due December 31, 2001. Under the terms of the 10.5% Notes, a semi-annual cash interest payment of approximately $133 thousand is due on each June 30 and December 31. These notes were issued as payment of a portion of the indemnification obligation related to the Levenson litigation. See "Item 13. Certain Relationships and Related Transactions."

The Company intends to pursue a program of remodeling existing cafeterias and opening new restaurants. The Company anticipates expending approximately $7 to $11 million in fiscal year 1998 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to make the anticipated capital expenditures.

The Company, from time to time, considers whether disposition of certain of its assets, including its food processing and distribution operations, real estate owned in fee simple and leasehold interests, or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Company and in order to increase unitholder value.

The Company, the sponsor of the Cavalcade Pension Plan, has agreed to provide for funding at least two-thirds of the $4.6 million of the unfunded current liability which existed at the end of fiscal 1992 by the end of 1998. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution and determined under Section 412 of the Internal Revenue Code, the Company intends to make contributions in excess of the minimum annual requirement.

On November 15, 1993, the Company entered into the Amendment to Master Sublease Agreement, dated as of December 1, 1986, with Kmart pursuant to which, among other things, the aggregate monthly rent for the period September 1, 1993 through and including December 31, 1996 was reduced by 25%, or approximately $1.6 million annually, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 was reduced by 20%, or approximately $1.2 million annually; provided that, during such period, among other things, Kevin E. Lewis remains as Chairman of the Board of the Parent. The current one-year term of Mr. Lewis will expire in 1998, and there can be no assurance that Mr. Lewis will be reelected to another term, or if reelected, would serve as Chairman of the Board through December 31, 1999. As a consequence, the Company has entered into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. To date, Kmart has been unwilling to make such modification.

In February 1998, the Company developed a plan to identify and evaluate year 2000 problems resulting from computer programs being written using two digits to define the applicable year rather than four. The plan provides for the conversion of computer systems or the modification of existing programs to be completed by the end of 1999 at an estimated cost of $350 thousand, which will be funded through operating cash flows.

Item 8.   Financial Statements and Supplementary Data

The Company's fiscal year is a 52-53 week year. Each of the 1997, 1996 and 1995 Fiscal years included 52 weeks.

Index to Consolidated Financial Statements and Financial Schedule
                                                                         Page
                                                                          No.

Independent Auditors' Reports                                             F-1

Consolidated Balance Sheets--
December 30, 1997 and December 31,1996                                    F-3

Consolidated Statements of Operations --
Years ended December 30, 1997, December 31, 1996 and January 2, 1996      F-5

Consolidated Statements of Changes in Partner's Deficit --
Years ended December 30, 1997, December 31, 1996 and January 2, 1996      F-6

Consolidated Statements of Cash Flows --
Years ended December 30, 1997, December 31, 1996 and January 2, 1996      F-7

Notes to Consolidated Financial Statements --
Years ended December 30, 1997, December 31, 1996 and January 2, 1996      F-9

Financial Statement Schedule --
The Financial Statement Schedule filed as a part of this report
is listed in "Index to Financial Statement Schedules" at Item 14          S-1

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Comprising Item 8 of the Annual Report
                              on Form 10-K to the

                      SECURITIES AND EXCHANGE COMMISSION

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                     Fiscal Years Ended December 30, 1997,
                              December 31, 1996,
                              and January 2, 1996

INDEPENDENT AUDITORS' REPORT


To the Partners
Cafeteria Operators, L.P.
Lubbock, Texas

We have audited the accompanying consolidated balance sheets of Cafeteria Operators, L.P. (a Delaware limited partnership wholly owned by Furr's/Bishop's, Incorporated) and subsidiaries (collectively, the "Partnership") as of December 30, 1997 and December 31, 1996, and the related consolidated statements of operations, changes in partner's deficit and cash flows for the 52-week years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the 52-week years ended December 30, 1997 and December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cafeteria Operators, L.P. and subsidiaries as of December 30, 1997 and December 31, 1996 and the results of their operations and their cash flows for the 52-week years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the 52-week years ended December 30, 1997 and December 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, effective January 2, 1996, the Partnership changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of to conform to Statement of Financial Accounting Standards No. 121.



                                      KPMG Peat Marwick LLP
Dallas, Texas
February 6, 1998

INDEPENDENT AUDITORS' REPORT


To the Partners
Cafeteria Operators, L.P.
Lubbock, Texas

We have audited the accompanying consolidated statement of operations, changes in partner's deficit and cash flows of Cafeteria Operators, L.P. (a Delaware limited partnership wholly owned by Furr's/Bishop's, Incorporated) and subsidiaries (collectively, the "Partnership")for the 52-week year ended January 2, 1996. Our audit also included the financial statement schedule for the 52-week year ended January 2, 1996 listed in the Index at Item 14 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, partner's deficit and cash flows of Cafeteria Operators, L.P. and subsidiaries, for the 52-week year ended January 2, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the 52-week year ended January 2, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 1996, the Partnership changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of to conform to Statement of Financial Accounting Standards No. 121.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 28, 1996


CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership Wholly Owned by Furr's/Bishop's, Incorporated)
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 1997 AND DECEMBER 31, 1996
(Dollars in Thousands
---------------------
                                               December 30,       December 31,
                                                  1997               1996
                                               ------------       ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                   $      4,395        $     3,668
   Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $29 and $20, respectively)              856              1,186
   Inventories                                        6,038              5,722
   Prepaid expenses and other                         1,122                306
                                               ------------       ------------
           Total current assets                      12,411             10,882

PROPERTY, PLANT AND EQUIPMENT:
   Land                                               9,119              9,119
   Buildings                                         32,667             39,619
   Leasehold improvements                            18,590             21,247
   Equipment                                         41,340             48,195
   Construction in progress                             797              1,340
                                               ------------       ------------
                                                    102,513            119,520
   Less accumulated depreciation
    and amortization                                (49,729)           (55,714)
                                               ------------       ------------

           Property, plant and equipment, net        52,784             63,806

RECEIVABLE FROM AFFILIATES, NET                      11,604             11,129

OTHER ASSETS                                            515                525
                                               ------------       ------------
TOTAL ASSETS                                   $     77,314       $     86,342
                                               ============       ============











                                                                    (Continued)



CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership Wholly Owned by Furr's/Bishop's, Incorporated)
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 1997 AND DECEMBER 31, 1996
(Dollars in Thousands)
----------------------
                                                 December 30,     December 31,
                                                    1997             1996
                                                 ------------     ------------
LIABILITIES AND PARTNER'S DEFICIT
---------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt           $      5,493     $      5,493
  Trade accounts payable                                4,212            5,498
  Other payables and accrued expenses                  15,008           14,957
  Reserve for store closings - current portion          1,344            1,078
                                                 ------------     ------------
         Total current liabilities                     26,057           27,026

RESERVE FOR STORE CLOSINGS, NET OF
  CURRENT PORTION                                       3,331            2,470

LONG-TERM DEBT, NET OF CURRENT PORTION                 66,205           69,147

OTHER PAYABLES                                          7,179            8,184

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
  NET OF AMORTIZATION                                   2,837            3,482
COMMITMENTS AND CONTINGENCIES

PARTNER'S DEFICIT                                     (28,295)         (23,967)
                                                 ------------     ------------
TOTAL LIABILITIES AND PARTNER'S DEFICIT          $     77,314     $     86,342
                                                 ============     ============


















See accompanying notes to consolidated financial statements.



CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership Wholly Owned by Furr's/Bishop's, Incorporated)
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands)
----------------------
                                    December 30,   December 31,   January 2,
                                       1997           1996           1996
                                    ------------   ------------   -----------
Sales                               $   193,530    $   197,196    $  209,769
Costs and Expenses:
   Cost of sales
    (Excluding depreciation)             58,292         61,327        67,409
   Selling, general
    and administrative                  118,262        118,066       127,030
   Depreciation and amortization         10,873         10,152        14,002
   Special charges (credits)             10,554         (1,138)       12,273
                                    ------------   ------------   -----------
                                        197,981        188,407       220,714
                                    ------------   ------------   -----------
Operating income (loss)                  (4,451)         8,789       (10,945)

  Interest expense                          289            239        26,209
                                    ------------   ------------   -----------
Income (loss)
  before extraordinary item              (4,740)         8,550       (37,154)
Extraordinary item - net gain
  on financial restructuring                                         157,619
                                    ------------   ------------   -----------
Net income (loss)                   $    (4,740)   $     8,550    $  120,465
                                    ============   ============   ===========





















See accompanying notes to consolidated financial statements.



CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership Wholly Owned by Furr's/Bishop's, Incorporated)
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER'S DEFICIT
FISCAL YEARS ENDED JANUARY 2, 1996, DECEMBER 31, 1996 AND DECEMBER 30, 1997
(Dollars in Thousands)
----------------------
                                          General     Limited
                                          Partners    Partners      Total
                                         ----------   ---------   ----------

BALANCE, JANUARY 3, 1995                 $ (160,120)  $       0   $ (160,120)

  Net income                                115,452       5,013      120,465

  Capital contribution                                    9,742        9,742

  Distributions declared                                 (3,041)      (3,041)

  Pension liability adjustment                  (20)     (1,972)      (1,992)
                                         ----------   ---------   ----------
BALANCE, JANUARY 2, 1996                    (44,688)      9,742      (34,946)

  Net income                                  8,550                    8,550

  Pension liability adjustment                   24       2,405        2,429
                                         ----------   ---------   ----------
BALANCE, DECEMBER 31, 1996                  (36,114)     12,147      (23,967)

  Net loss                                   (4,740)                  (4,740)

  Distributions                                  62                       62

  Pension liability adjustment                    4         346          350
                                         ----------   ---------   ----------
BALANCE, DECEMBER 30, 1997               $  (40,788)  $  12,493   $  (28,295)
                                         ==========   =========   ==========
















See accompanying notes to consolidated financial statements.



CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership Wholly Owned by Furr's/Bishop's, Incorporated)
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands)
----------------------
                                       December 30,  December 31,  January 2,
                                          1997          1996          1996
                                       ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $     (4,740) $      8,550  $   120,465
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization             10,873        10,152       14,002
   Loss on sale of property, plant
    and equipment and other assets               76           365          203
   Provision for (reversal of) closed
    store reserves                              150           (29)        (339)
   Special charges (credits)                  5,567          (699)      12,273
   Deferred charges                             495           808          499
   Net gain on financial restructuring                                (157,619)
   Changes in operating assets
    and liabilities:
    Decrease in restricted cash                               800
    (Increase) decrease in accounts
     and notes receivable                       329          (441)         167
    (Increase) decrease in inventories         (317)          109          647
    (Increase) decrease in prepaid
     expenses and other                        (815)        1,049       (3,501)
    Increase (decrease) in trade
     accounts payable                        (1,286)          424       (1,147)
    Increase (decrease) in other
     payables and accrued expenses              112        (3,179)      24,821
    Increase (decrease) in other
     payables including accrued
      pension cost                              142          (123)        (547)
                                       ------------  ------------  -----------
       Net cash provided by
         operating activities                10,586        17,786        9,924
                                       ------------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment                                  (5,638)      (10,133)      (8,019)
 Expenditures charged to reserve
  for store closings                           (982)       (2,077)      (1,794)
 Proceeds from the sale of property,
  plant and equipment and other assets          199         2,019           41
 Other, net                                      15            62           (1)
                                       ------------  ------------  -----------
    Net cash used in investing
        activities                           (6,406)      (10,129)      (9,773)
                                      ------------  ------------  -----------
                                                                   (Continued)

                                      F-7


CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership Wholly Owned by Furr's/Bishop's, Incorporated)
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands)
----------------------
                                       December 30,  December 31,  January 2,
                                          1997          1996          1996
                                       ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of indebtedness              $     (5,493) $     (3,767) $       (53)
  Issuance of indebtedness                    2,551
  Paid to affiliates                           (476)         (627)        (530)
  Other, net                                    (35)          241          (79)
                                       ------------  ------------  -----------
     Net cash used in financing
       activities                            (3,453)       (4,153)        (662)
                                       ------------  ------------  -----------
INCREASE (DECREASE) IN UNRESTRICTED
  CASH AND CASH EQUIVALENTS                     727         3,504         (511)

UNRESTRICTED CASH AND CASH
  EQUIVALENTS AT BEGINNING OF YEAR            3,668           164          675
                                       ------------  ------------  -----------
UNRESTRICTED CASH AND CASH
  EQUIVALENTS AT END OF YEAR           $      4,395  $      3,668  $       164
                                       ============  ============  ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest paid, including $5,493
    and $3,753 of interest classified
    as payment of indebtedness during
    the fiscal years ended December
    30, 1997 and December 31, 1996,
    respectively                      $       5,500  $      3,774  $        36
                                       ============  ============  ===========

  Pension liability adjustment        $        (350) $     (2,429) $     1,992
                                       ============  ============  ===========













See accompanying notes to consolidated financial statements.


CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership Wholly Owned by Furr's/Bishop's, Incorporated)
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands)
----------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Cafeteria Operators, L.P., a Delaware limited partnership (the "Company"), is wholly owned by Furr's/Bishop's, Incorporated (the "Parent") and operates cafeterias and a buffet. The financial statements presented herein are the consolidated financial statements of Cafeteria Operators, L.P. and its subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

The financial statements reflect the results of a series of transactions relating to the financial restructuring of the Company at January 2, 1996, as described in Note 2.

The activities of the Company are governed by the terms of the partnership agreement, as amended (the "Partnership Agreement"). Prior to the financial restructuring described in Note 2, the Parent owned the 1% general partner interest in the Company and wholly owned the 99% limited partner interest through its wholly owned subsidiary Furr's/Bishop's Cafeterias, L.P. (the "Holding Partnership"). As a result of a series of transactions relating to the financial restructuring, 95% of the limited partner interest was transferred to the Parent. The Parent, as the general partner, has exclusive and complete discretion in managing the business and operations of the Company as provided in the Partnership Agreement.

Fiscal Year - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. Each of the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996 represents a 52-week year.

Business Segments - The Company operates in a single business segment, namely the operation of cafeterias which includes food purchasing, processing, warehousing and distribution of products, real estate and retailing in twelve states in the Southwest, West and Midwest areas of the United States.

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

Prepaid Expenses and Other - As of December 30, 1997 and December 31, 1996, this account balance included prepaid rent of $580 and $3, respectively, along with other assets recorded in the ordinary course of business.

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

Valuation of Long-Lived Assets - Effective January 2, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and recorded a special charge of $7,772 for the year ended January 2, 1996 and $2,139 for the year ended December 30, 1997 to recognize the write-down of certain assets in property, plant and equipment to estimated fair value, based on expected future cash flows. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Advertising Costs - Advertising costs are expensed as incurred. Total advertising expense was $3,455, $2,085 and $4,455 for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively.

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

2.   RESTRUCTURING

On January 25, 1995, the Parent announced that it had entered into an Agreement in Principle dated as of January 24, 1995 (the "Agreement in Principle") among the Parent, its subsidiaries, the holders of the 11% Notes of the Company (the "11% Noteholders"), the holder of the 9% Note of Cavalcade Foods (both as defined below), the Trustees of General Electric Pension Trust ("GEPT"), and Kmart Corporation ("Kmart").

The Agreement in Principle provided for (i) the exchange of an aggregate of approximately $249,344 of debt of the Company for the issuance of $40,000 principal amount of new senior secured notes of the Company due 2001 pursuant to a new indenture and 95% of the limited partner interest of the Company, (ii) the exchange of warrants to purchase an aggregate of approximately 21.5% of the Parent's common stock for options to acquire an aggregate of 95% of a new class of common stock of the Parent ("Common Stock") and new five year warrants to purchase an aggregate of 1% of the fully diluted Common Stock, (iii) the exchange of $6,117 of other obligations of the Company for the issuance of $1,700 principal amount of new senior secured notes of the Company due 2001 pursuant to a new indenture, (iv) the exchange of $11,737 of debt of Cavalcade Foods, Inc., an indirect subsidiary of the Parent, for options to acquire 2.5% of the Common Stock and an interest in certain land owned by a subsidiary of the Parent and (v) the exchange of the Parent's outstanding shares of Class A Common, Class B Common and Convertible Preferred Stock for an aggregate of 2.5% of the Common Stock and five year warrants to purchase an aggregate of 4% of the fully diluted Common Stock(together, the "Restructuring"). The Restructuring became effective upon approval of the Parent's stockholders at a meeting held January 2, 1996.

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

     Long-term debt reclassified as current                      $ 192,854
     Accrued interest subject to restructuring                      60,118
     Partnership distribution                                        3,041
     Long-term debt, issued for payment of interest                 (3,627)
     Capital contribution                                           (9,742)
     Expenses related to series of financial transactions          (10,415)
     Long-term debt, including accrued interest                    (74,610)
                                                                  ---------
                                                                 $ 157,619
                                                                  =========






3.   OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:


                                                December 30,     December 31,
                                                   1997              1996
                                                -----------      ------------
     Salaries, wages and commissions            $  3,642         $   4,092
     Rent                                          1,019             1,031
     Taxes other than income taxes                 3,999             3,692
     Restructuring expenses                        1,201             1,783
     Insurance                                     3,137             2,003
     Gift certificates outstanding                   918               926
     Utilities                                       621               701
     Other payables and accrued expenses             471               729
                                                --------         ---------
                                                $ 15,008         $  14,957
                                                ========         =========


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

Effective December 30, 1997, as part of the payment of the cost of indemnification related to the litigation described in Note 8, the Company issued $2,551 of 10.5% Notes, due December 31, 2001. Payments of interest on these notes are due each June 30 and December 31.

Long-term debt consists of the following:

                                         Stated
                                        Maturity   December 30,  December 31,
                                          Date         1997          1996
                                        --------   -----------   -----------
12% Notes, including interest accrued
   through maturity of $23,374 and
   $28,867, respectively                  2000      $    69,147   $    74,640
   10.5% Notes                            2001            2,551           -
                                                    -----------    ----------
                                                         71,698        74,640
   Current maturities of long-term debt                 ( 5,493)       (5,493)
                                                    -----------    ----------
   Long-term debt                                   $    66,205    $   69,147
                                                    ===========    ==========


At December 31, 1996, the scheduled aggregate amount of all maturities of long-term debt and interest classified as long-term debt for the next five years and thereafter is as follows:

   1998             $  5,493
   1999                5,493
   2000                5,493
   2001               55,219
                    --------
                    $ 71,698
                    ========


5.    PARTNER'S CAPITAL

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

6.   INCOME TAXES

The Company is currently a nontaxable entity, for federal and state income tax purposes. Any taxable income or loss should be included in the federal and state income tax returns of the individual partners. No provision for income tax expense is reflected in the accompanying financial statements.

7.   EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan for which benefit accruals were frozen effective June 30, 1989. The funding policy is to make the minimum annual contribution required by applicable regulations. Pension expense was $250, $590 and $592 for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively.

The Company is required to recognize the additional minimum liability aspects of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Company's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of December 30, 1997 and December 31, 1996, the Company recorded a decrease to the noncurrent pension liability and a corresponding offset to partner's deficit of $350 and $2,429, respectively.

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                     Years Ended
                                      ----------------------------------------
                                      December 30,   December 31,   January 2
                                          1997           1996          1996
                                      ------------   ------------   ----------
Components of pension expense:
   Interest cost                      $        859   $        903   $      966
   Actual return on plan assets             (1,848)          (864)      (1,475)
   Net amortization and deferral             1,239            551        1,101
                                      ------------   ------------   ----------
Net pension expense                   $        250   $        590   $      592
                                      ============   ============   ==========



                                              December 30,    December 31,
                                                 1997            1996
                                              ------------    ------------
Actuarial present value of projected
   benefit obligations: Vested                $    (12,603)   $    (11,947)

Plan assets at fair value (primarily money
   market cash investments, corporate
   equities, and corporate bonds)                   11,808          10,803
                                              ------------    ------------
 Projected benefit obligation in excess
   of plan assets                                     (795)         (1,144)

Net loss                                             2,523           2,871

Additional liability for unfunded
   accumulated benefit obligation                   (2,523)         (2,871)
                                              ------------    ------------
Accrued pension cost                          $       (795)   $     (1,144)
                                              ============    ============

Major assumptions at beginning of year:

Discount rate                                      7.00%           7.75%
Expected long-term rate of return on
   plan assets                                     9.00%           9.00%


Effective December 30, 1997, for purposes of calculating benefit obligations, the assumed discount rate decreased from 7.75% to 7.00% to reflect the current financial market for high-quality debt instruments. There have been no other changes in the plan's major actuarial assumptions for the two years ended December 30, 1997.

The Company also has a voluntary savings plan (the "401(k) Plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors of the Parent. Administrative expenses paid by the Company for the years ended December 30, 1997, December 31, 1996, and January 2, 1996 amounted to $8, $7 and $2, respectively.

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

On November 15, 1993, the Company entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart. Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 has been reduced by 20%. The reductions in rent are subject to termination by Kmart if Kevin E. Lewis ceases to be Chairman of the Board of Directors of the Parent. The one-year term of Mr. Lewis expires in 1998, and there can be no assurance that he will be reelected at that time, or if reelected, would serve as Chairman of the Board through December 31, 1999. As a consequence, the Parent has entered into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. To date, Kmart has been unwilling to make such modification. In consideration for these lease term modifications, the Parent granted Kmart warrants to purchase 1.7 million shares of Class A Common Stock of the Parent on or before September 1, 2003, at $0.75 per share. As a part of the Restructuring, effective January 2, 1996, these warrants were terminated and replaced with warrants to purchase 8,108,159 shares of Common Stock on or before January 2, 2001, at $0.074 per share, and following the reverse stock split, Kmart retained warrants to purchase 540,544 shares at $1.11 per share.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of December 30, 1997:

                                           Minimum              Sublease
                                            Rent                 Income
                                           -------              --------
                        1998               $ 9,273              $    942
                        1999                 8,730                   951
                        2000                 9,320                   862
                        2001                 8,909                   904
                        2002                 8,511                   715
    For the remaining terms of the leases   33,914                 2,188


Total rental expense included in the statements of operations is $11,036, $10,916 and $11,929, which includes $1,029, $1,077 and $1,187 of additional rent based on net sales, for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively. The results of operations include sublease rent income of $800, $760 and $717 for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively.

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Company's equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.

On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Parent, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Company, the Parent, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co., Inc. ("Cavalcade"), individual members of the Board of Directors of the Parent,

Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former 11% Noteholders, Deloitte & Touche LLP, Kmart and certain partners and employees of the foregoing, alleging, among other things, that the Parent and certain defendants conspired to wrest control of the Parent away from the Levensons by fraudulently inducing them to transfer their working control of the Parent through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Parent to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16,425, as well as punitive damages.

On October 6, 1995, the Levensons filed a Notice of Non-Suit as to certain of the defendants, including the Company, the Parent, Furr's/Bishop's Cafeterias, L.P., Cavalcade, and specific individual members of the Board of Directors of the Parent (other than William E. Prather and Kevin E. Lewis) and amended their complaint. As a result of such Notice of Non-Suit, the named entities and individuals were no longer defendants in the Levenson litigation. In addition, Deloitte & Touche LLP settled with the plaintiffs and were voluntarily dismissed from the case.

In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim was "no more than $400 million." In July 1997, the Company and the Parent reached a settlement of the litigation, in which all settling defendants, including its current and former directors and officers, the Parent, the Company, Furr's/Bishop's Cafeterias, L.P. and Cavalcade, received mutual releases with respect to all matters alleged in the litigation and the Company made a payment to the plaintiffs of a net amount of approximately $275.

The Parent was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of its Board of Directors and certain of their affiliated entities pursuant to the Parent's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Parent and the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% Notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Parent or the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith. During 1997, the Company recorded special charges against results of operations aggregating $4.9 million to recognize the estimated cost of such indemnification. The Parent has negotiated agreements with each of the parties whose indemnity claim was outstanding at year end and has either made cash payments or issued 10.5% unsecured notes (see Note 4 and Note 10) in satisfaction of such claims.

9.    QUARTERLY FINANCIAL DATA (UNAUDITED)


                                           Thirteen Weeks Ended
                              -------------------------------------------------
                               April 1     July 1      Sept 30    December 30
                              ---------   ---------    --------   -----------
Year ended December 30, 1997:
     Sales                    $ 47,353    $ 49,787     $ 49,376    $ 47,014
     Gross profit (1)           32,747      34,523       34,268      32,680
     Net Income (loss)          (1,544)(2)   1,436       (5,955)(2)   1,323(2)

                                           Thirteen Weeks Ended
                              -------------------------------------------------
                               April 1     July 1      Sept 30    December 30
                              ---------   ---------    --------   -----------
Year ended December 31, 1996:
     Sales                    $ 48,747    $ 50,611     $ 49,953    $ 47,885
     Gross profit (1)           33,332      34,576       33,831      32,780
     Net income                  2,084       3,409(2)     2,164(2)      893

    (1) Gross profit is computed using cost of sales including depreciation expense.
    (2)   See Note 12 Special Charges and Credits


10.    OTHER RELATED PARTY TRANSACTIONS

On June 7, 1996, the Company, the Parent and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer of the Parent effective September 30, 1996 and would resign his position as Chairman of the Board of the Parent on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350 pro-rated through the end of 1996 and $250 through the end of 1997. Mr. Lewis received $75 upon the execution of the Consulting Agreement, $75 on September 30, 1996 and $100 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and the Parent entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Effective January 1, 1997, Kenneth Reimer assumed the duties of President and Chief Executive Officer of the Parent on an interim basis. Mr. Reimer received $100 for serving in this capacity until March 27, 1997, at which time the Board named Theodore J. Papit as his permanent replacement.

Since February 1996, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, has performed certain management consulting services for the Board. Compensation for such services has been paid by the Company at a rate of $2 per day. Total fees and expenses paid were approximately $4 and $68 in 1997 and 1996, respectively.

Pursuant to a President and Chief Executive Officer Agreement (the "CEO Agreement") effective as of December 15, 1997, between Theodore J. Papit and the Parent, Mr. Papit agreed to remain as President and Chief Executive Officer through the first quarter of 1998. Mr. Papit had previously announced his resignation from these positions, effective October 29, 1997, but, at the request of the Board of Directors of the Parent, agreed to remain through December 15, 1997. In connection with the CEO Agreement, Mr. Papit agreed to terminate, effective December 15, 1997, all then existing compensation and contractual obligations of the Parent regarding his employment, including termination of all stock options. Pursuant to the CEO Agreement, the Company has compensated Mr. Papit at a flat rate of $50 per month and reimbursed Mr. Papit for normal out-of-pocket expenses. On March 23, 1998, the Board of Directors of the Parent voted to retain Mr. Papit as President and Chief Executive Officer, and Mr. Papit agreed to continue in those positions.

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' Levenson litigation expenses, the Parent entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnities. The Parent and the Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756,(ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488 and made a cash payment to The Northwestern Mutual Life Insurance Company of $6,(iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476,(iv) made a cash payment to the Mutual Life Insurance Company of New York $218,(v) made a cash payment to Principal Mutual Life Insurance Company of $175 and (vi)delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1988 in the principal sum of $830. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owns more than five percent of the outstanding common stock of the Parent. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding common stock of the Parent.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At December 30, 1997 and December 31, 1996, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                              December 30,        December 31,
                                                 1997                1996
                                              -----------         ------------
Long-term debt, including current portion
and interest accrued through maturity:
     Carrying amount                            $  71,698            $  74,640
     Estimated fair value                          48,324               45,773


The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at December 30, 1997 and December 31, 1996 is based upon the face amount of the debt resulting from the Restructuring described in Note 2, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

12.    SPECIAL CHARGES AND CREDITS

Operating income for the thirteen week period ended December 30, 1997 includes special charges aggregating $486, which includes $376 of charges related to closed stores and $110 of charges related to the indemnification of legal expenses related to the Levenson litigation.

Operating loss for the thirteen week period ended September 30, 1997 includes special charges aggregating $7,560, including $4,800 related to the indemnification of legal expenses related to the Levenson litigation and $2,760 of charges related to closed stores and the write-down of property, plant and equipment.

Operating loss for the thirteen week period ended April 1, 1997 includes net special charges of $2,431, including $3,723 of charges related to closed stores and the write-down of property, plant and equipment, which was partially offset by credits of $1,292 related to the settlement of a lawsuit.

Operating income for the thirteen week period ended October 1, 1996 includes a special credit of $709 for the proceeds received from the sale of certain trademarks and the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants. In addition, the Company recognized $174 of charges related to the Consulting Agreement and the search for a new President and Chief Executive Officer of the Parent for the thirteen week period ended October 1, 1996 and $96 for the thirteen week period ended July 2, 1996. Operating income for the thirteen week period ended July 2, 1996 includes a special credit of $699 for insurance proceeds received related to a fire loss incurred in 1994.


                                * * * * * *

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

    None
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

   The names and ages of all current directors and executive officers of the Parent and persons appointed to serve as directors of the Parent beginning April 1, 1998 are set forth below. The Board of Directors of the Parent (the "Board") currently consists of six persons, each with one-year terms, and has been expanded to eight persons effective April 1, 1998. The business address of each of the directors and executive officers listed below is c/o Furr's/Bishop's, Incorporated, 6901 Quaker Avenue, Lubbock, Texas 79413.


Directors and Executive Officers of Furr's/Bishop's, Incorporated
-----------------------------------------------------------------

   Name                               Age   Position
   ----                               ---   --------
   Donald M. Dodson                   60    Vice President, Operations Services
   Jim H. Hale                        56    Vice President, Field Operations
   William C. Hale                    56    Director (4)
   Suzanne Hopgood (1)                48    Director
   Kevin E. Lewis (1)(2)(3)           32    Director, Chairman of the Board
   Danny K. Meisenheimer              38    Vice President, Marketing
   Gilbert C. Osnos (2)               68    Director
   Theodore J. Papit                  53    Director, President and
                                            Chief Executive Officer
   Kenneth F. Reimer (1)(3)           58    Director
   Arnold Sheiffer                    66    Director (4)
   Alton R. Smith                     45    Executive Vice President, Secretary
   E.W. Williams, Jr.(2)(3)           70    Director


   (1)  Member of Audit Committee.
   (2)  Member of Compensation Committee.
   (3)  Member of Nominating Committee.
   (4)  Appointed to become a director effective April 1, 1998.


E.W. Williams, Jr. has been a member of the Board of Directors since 1991; Kevin E. Lewis was elected to the Board of Directors and appointed Chairman in June 1993; Theodore J. Papit was elected to the Board of Directors in May 1997; Suzanne Hopgood, Gilbert C. Osnos and Kenneth F. Reimer were elected to the Board of Directors in January 1996 and William C. Hale and Arnold Sheiffer were appointed to the Board of Directors effective April 1998.

The business experience during the past five years of each director, and each person appointed to be a director as of March 23, 1998, is summarized below.

William C. Hale has served as President of The Hale Group, Ltd. since founding the company in 1986. The company provides consulting services to the chain restaurant and multi-unit food service industry. Prior to founding The Hale Group, he provided consulting services through Arthur D. Little and Technomic Consultants.

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

Kevin E. Lewis was elected Chairman of the Board of the Parent on June 24, 1993 and served as President and Chief Executive Officer from July 1994 to December 1996. Prior to serving as Chairman of the Board of the Parent, Mr. Lewis was a Managing Director in the New York office of Houlihan, Lokey, Howard & Zukin, Inc., a specialty investment banking firm, where he had previously served as a Senior Vice President (January 1992 - March 1993), Vice President (January 1990
- December 1991) and Associate (June 1988 -December 1989). Mr. Lewis was a director of the LVI Group, Inc. from December 1991 to May 1993 and was a director of Robertson-Ceco Corporation from July 1993 to May 1997. Mr. Lewis has been a director of Norton Drilling Services, Inc. since April 1997.
Gilbert C. Osnos has been Chief Executive Officer of the consulting firm Osnos & Company, Inc. since 1983 and a partner in Grisanti Galef & Osnos Associates since 1981, providing consulting and interim management services. Gilbert C. Osnos & Co., Inc. was formed in 1981 and the name changed to Osnos & Company, Inc. in 1994. Mr. Osnos is a founder of the Turnaround Management Association and served as a director from 1988 to 1993 and Chairman in 1990-1991. Mr. Osnos has served on the Board of Directors of American Mirrex Corp. from 1996 to 1997, Mrs. Fields, Inc. from 1993 to 1998, Mrs. Fields Original Cookie Company since 1996, and Dunham's Athleisure Corp. since 1997. He serves on the New York Advisory committee of Business Executives for National Security.

Theodore J. Papit has served as President and Chief Executive Officer of the Parent since March 1997. Prior to joining the Company, Mr. Papit served as President and Chief Executive Officer of Black-Eyed Pea Restaurants, Inc. from 1988 to 1996. Prior to that, Mr. Papit served with Jerrico, Inc., an operator of over 1,400 Long John Silver's Seafood Restaurants and 79 Jerry's Coffee Shops, from 1975 to 1988 where his most recent position was that of Senior Executive Vice President and Chief Operating Officer.

Kenneth F. Reimer, Ph.D. has been Chairman and Chief Executive Officer of Reimer Enterprises, Inc. and Cactus Enterprises, Inc. engaging in management consulting activities and investment in child care centers since 1993. Mr. Reimer was President and Chief Executive Officer of the Parent from January 1997 until March 1997. Mr. Reimer was a director of S. A. Telecommunications, Inc. from 1993 to 1995. Prior to that, Mr. Reimer was Chief Executive Officer,

President and a director of Roma Corporation from 1984 to 1993. Mr. Reimer is past Chairman of the Board of Trustees of St. Edward's University.

Arnold Sheiffer is a Managing Director of Shenkman Capital Management, High Yield Money Managers, and has held this position since 1995. Prior to that, he served as Chief Operating Officer and Director of Katz Media Corporation from 1991 to 1994 and as Chief Financial Officer from 1990 to 1991. Mr. Sheiffer currently serves on the Board of Directors of Spanish Broadcasting Systems and North Atlantic Trading Company.

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

The business experience during the past five years of each executive officer not outlined above is summarized below.

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

Danny K. Meisenheimer has been Vice President of Marketing since January 1995. Prior to this, he held various positions with the Company, including Director of Marketing in 1994 and Senior Marketing Manager from 1991 to 1993. Mr. Meisenheimer joined the Company in 1991.

Alton R. Smith has been Executive Vice President of the Parent since 1993, Secretary since 1995 and was formerly Executive Vice President and Chief Financial Officer from 1989 until 1993. He was Vice President and Controller of the Parent between 1986 and 1989. Prior to 1986, Mr. Smith held various positions, including Controller and Assistant Secretary from 1985 until 1986, Assistant Controller and Assistant Secretary from 1982 to 1985, Director of Taxation from 1978 to 1982 and Tax Manager from 1974 to 1978. He is a certified public accountant and joined the Company in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Parent's officers and directors, and persons who own more than ten percent of a registered class of the Parent's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the NYSE. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Parent with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 1997 all filing requirements were complied with by the Parent's officers, directors, and greater than ten-percent beneficial owners, except that the Form 3 that Theodore J. Papit, President and Chief Executive Officer of the Parent, filed with the Securities and Exchange Commission on April 10, 1998, to report the event by which Mr. Papit became an officer of the Parent, was not filed in a timely manner.

Item 11.   Executive Compensation

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries and to the Parent for the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996 of those persons who were, at December 30, 1997 (i) the chief executive officer, (ii) the former interim chief executive officer,(iii) the four other most highly compensated executive officers of the Parent and its subsidiaries serving as executive officers at the end of the 1997 fiscal year and (iv) a person for whom disclosure would have been provided but for the fact he was not serving as an executive officer of the Parent at December 30, 1997 (the "Named Officers"):

                          Summary Compensation Table

                                            Long Term Compensation
                                               Awards   Payouts
                                              ------- ----------
                         Annual Compensation   Stock   Long-Term
                         -------------------  Options  Incentive   All Other
Name and Principle Year  Salary  Bonus  Other (Shares) Payouts   Compensation
------------------ ---- ------- ------- ----- -------  --------- --------------
Theodore J. Papit
 President and     1997 243,462       -     - 500,000(4)       -          -
  Chief Executive  1996       -       -     -       -          -          -
   Officer         1995       -       -     -       -          -          -

Kevin E. Lewis
 Chairman, former  1997 250,000       -     -       -          -    189,500 (2)
  President and    1996 383,654 151,050     -       -          -    160,500 (2)
   CEO (1)         1995 406,539  50,000     -       -          -          -


Kenneth F. Reimer  1997 100,000       -     -       -          -      4,000 (3)
 Former Interim    1996       -       -     -       -          -     68,000 (3)
  President, CEO   1995       -       -     -       -          -          -


Alton R. Smith     1997 125,000  20,188     -       -          -          -
 Executive         1996 129,808  41,125     -       -          -          -
  Vice President   1995 120,994   5,000     -       -          -          -

Jim H. Hale        1997 120,000  19,380     -       -          -          -
 Vice President    1996 121,731  39,480     -       -          -          -
  Field Operations 1995 106,474  19,000     -       -          -          -

Donald M. Dodson   1997 125,000  13,688     -       -          -          -
 Vice President    1996 129,808  27,875     -       -          -          -
  Operation        1995 120,994   2,500     -       -          -          -
   Services

Danny Meisenheimer 1997  95,000  15,343     -       -          -          -
 Vice President    1996  93,462  29,610     -       -          -          -
  Marketing        1995  86,781   4,000     -       -          -          -

(1) Mr. Lewis resigned as President and Chief Executive Officer effective
    December 31, 1996.
(2) Payments made to Mr. Lewis in 1996 and 1997 pursuant to the Consulting
    Agreement and Chairman Extension Request defined below.
(3) Payments made to Mr. Reimer in 1996 and 1997 for consulting services as described below.
(4) All of these options were terminated on December 15, 1997 by agreement between Mr. Papit and the Parent.


Option Grants

There is shown below information concerning the options to purchase stock of the Parent granted in the 1997 fiscal year to the Named Officers:

                                                           Potential Realizable
                                                           at Assumed Rates of
                    Number    Percent                      Annual Appreciation
                  of Options    of    Exercise Expiration ---------------------
Name               Granted     Total   Price      Date        5%        10%
----------------- ----------  ------- -------- ---------- ---------- ----------
Theodore J. Papit  500,000 (1)  100%    $1.375  3/26/2007 $  433,500 $1,095,500

(1) These options were terminated on December 15, 1997 by agreement between Mr. Papit and the Parent.


None of the Named Officers had any stock options outstanding as of the end of the 1997 fiscal year. None of the Named Officers exercised any stock options or stock appreciation rights during fiscal 1997. No stock appreciation rights were granted during fiscal 1997.

Option Exercises and Fiscal Year-End Values

At December 30, 1997, there were no options outstanding to the Named Officers. All options that had been granted to executive officers had terminated either by the termination of the employee or by agreement between the Parent and the holders of the options.

Certain Compensation Plans

The Company has a qualified defined benefit pension plan (the "Pension Plan") covering employees and former employees of the Company and its affiliates, including those who were participants in the Kmart Corporation Employees' Retirement Pension Plan (the "Kmart Pension Plan"). The Pension Plan assumed all of the obligations of the Kmart Pension Plan relating to benefits that accrued for employees and former employees of certain of the Company's subsidiaries before the consummation of the acquisition of such subsidiaries from Kmart. Kmart agreed to transfer an amount of plan assets equal to the actuarially computed accumulated benefits applicable to the Furr's and Bishop's employees in the Kmart Pension Plan.

Benefits for service prior to 1987 were based on the provisions of the Kmart Pension Plan and are frozen for such service. Effective December 31, 1988, the benefit accruals were frozen for highly compensated participants in the Pension Plan and effective June 30, 1989 benefit accruals of all participants in the Pension Plan were frozen indefinitely.

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

Approximate Annual Pension at Age 65*
-------------------------------------

                                 Total Service As of 12/31/88
        Current        -------------------------------------------
        Compensation   5 Years    15 Years    25 Years    35 Years
        ------------   -------    --------    --------    --------
        $ 75,000       $ 3,700    $ 9,500     $15,400     $21,400
         100,000         5,000     13,500      21,800      30,100
         125,000         6,300     17,300      28,000      38,600
         150,000         7,700     21,100      34,200      47,200
         175,000         9,000     25,000      40,300      55,700
         200,000        10,400     28,800      46,500      64,200
         225,000        11,700     32,600      52,700      72,800
         325,000        17,000     48,300      77,800      94,023
   *  Estimates of frozen pension plan benefits.


The total plan years of service at June 30, 1989 (the date benefit accruals were frozen) of the seven Named Officers of the Company and its subsidiaries are Theodore J. Papit 0, Kevin E. Lewis 0, Kenneth F. Reimer 0, Alton R. Smith 15, Donald M. Dodson 31, Jim H. Hale 26 and Danny Meisenheimer 0. If Mr. Smith, Mr. Dodson, and Mr. Hale were to retire on their respective retirement dates, they would receive monthly payments of $832, $3,265 and $2,027, respectively. The Pension Plan does not cover any compensation reported in the Summary Compensation Table.

The Company established an Employees 401(k) Plan which is qualified under Sections 401(a) and 401(k) of the Code (the "401(k) Plan"). Under the 401(k) Plan, participants may elect to make pre-tax contributions, in an amount equal to from 1% to 12% of "considered pay", which consists of total W-2 compensation for personal services, excluding extraordinary pay, such as moving expenses and imputed income. Pre-tax contributions were limited to $9,500 in 1997. Additionally, the Company may make discretionary contributions to the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan at age 21 with one year of participation service.

Participants' contributions are always fully vested. The Board of Directors of the Parent will either designate the Parent and the Company contributions as fully vested when made, or the Parent and the Company contributions will be subject to a vesting schedule under which 100% of the Parent and the Company contributions are vested after seven years. Employee contributions may be invested either in a fixed income fund, consisting of guaranteed interest contracts and government securities, or five different equity funds with various growth and income objectives. Loans from participants' pre-tax accounts are permitted after two years of participation. Participants may generally receive their vested account balances at the earlier of retirement or separation from service.

Non-employee directors of the Parent receive a fee of $1,500 per month and $1,000 per board meeting attended as compensation for their services. In addition, non-employee directors who are members of any Committee of the Board receive $500 for each meeting attended. In addition to these fees, effective January 1, 1998, the Chairman of the Board of the Parent received $7,500 per month (the "Chairman Stipend"). Effective April 1, 1998, the Chairman Stipend will be reduced to $2,500 per month.

The Board of Directors of the Parent adopted, and on January 2, 1996 its stockholders approved, the 1995 Stock Option Plan authorizing an aggregate of 40,540,795 shares of Common Stock of the Parent (the "1995 Option Plan").
After giving effect to the reverse stock split, there are 2,702,720 shares of Common Stock reserved for issuance pursuant to the 1995 Option Plan. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment.
Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Parent. On November 22, 1996 and May 30, 1997, options to purchase 6,666 shares of the Parent's common stock were issued to each non-employee director of the Parent pursuant to the provisions of the 1995 Option Plan. On December 30, 1997, a total of 53,328 options were outstanding. On March 27, 1997, the Parent granted Theodore J. Papit options to purchase 500,000 shares of common stock, pursuant to the 1995 Option Plan, at an exercise price of $1.375 per share. Mr. Papit's options were terminated on December 15, 1997 by agreement between Mr. Papit and the Parent.

On June 7, 1996, the Company, the Parent and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer of the Parent effective September 30, 1996 and would resign his position as Chairman of the Board of the Parent on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and $100,000 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50,000 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and the Parent entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Pursuant to a President and Chief Executive Officer Agreement (the "CEO Agreement") effective as of December 15, 1997, between Theodore J. Papit and the Company, Mr. Papit agreed to remain as President and Chief Executive Officer of the Parent through the first quarter of 1998. Mr. Papit had previously announced his resignation from these positions, effective October 29, 1997, but, at the request of the Board of Directors of the Parent, agreed to remain through December 15, 1997. In connection with the CEO Agreement, Mr. Papit agreed to terminate, effective December 15, 1997, all then existing compensation and contractual obligations of the Company regarding his employment, including termination of all stock options. Pursuant to the CEO Agreement, the Company has compensated Mr. Papit at a flat rate of $50,000 per month and reimbursed Mr. Papit for normal out-of-pocket expenses. On March 23, 1998, the Board of Directors of the Parent voted to retain Mr. Papit as President and Chief Executive Officer, and Mr. Papit agreed to continue in those positions. Mr. Papit's compensation will include a base salary of $30,000 per month, participation in the Company's executive bonus plan and other executive benefit programs and stock options to purchase 500,000 shares of the Parent's common stock. He will also be entitled to eighteen months of base salary in the event he is terminated without cause or in the event he is terminated or resigns after a change of control of the Parent.

Kenneth Reimer served as interim President and Chief Executive Officer of the Parent from January through March 1997 and received $100,000. Cactus Enterprises, Inc., a company owned by Mr. Reimer, has performed certain management consulting services for the Company and received payment for total fees and expenses of $4,000 and $68,000 in 1997 and 1996, respectively.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Gilbert C. Osnos and E. W. Williams, Jr. served on the Compensation Committee of the Board of Directors of the Parent throughout the 1997 fiscal year. Kevin
E. Lewis has served on the Compensation Committee since September 2, 1997. Mr. Lewis had previously served as President and Chief Executive Officer of the Parent, until his resignation effective December 31, 1996.

On June 7, 1996, the Company, Cafeteria Operators and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and $100,000 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50,000 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and Cafeteria Operators entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders of the Parent

The Company is a Delaware limited partnership. The Parent owns all of the general partner interest and the Parent owns directly and indirectly all of the limited partner interest. The following table sets forth certain information, as of March 23, 1998, with respect to beneficial ownership of each stockholder of the Parent known by the Parent to be the beneficial owner of more than five percent of the Parent's equity securities.

                                                Amounts and     Percent
                                                 Nature of      of Total
Name and Address of                             Beneficial      Common of
Beneficial Owner                                Ownership       the Parent
-------------------------------                 -----------     ----------
Teachers Insurance and Annuity                  8,607,637       17.7%
Association of America
730 Third Avenue
New York, NY  10011

EQ Asset Trust 1993                             8,499,857 (1)   17.5%
1345 Avenue of the Americas
New York, NY  10105

John Hancock Mutual Life                        5,477,994       11.3%
  Insurance Company
P.O. Box 111
Boston, MA  02117

The Northwestern Mutual Life                    5,471,679       11.2%
  Insurance Company
720 East Wisconsin Avenue
Milwaukee, WI  53202

The Mutual Life Insurance                       4,105,339        8.4%
  Company of New York
1740 Broadway
New York, NY  10019

Principal Mutual Life                           3,286,701        6.8%
  Insurance Company
711 High Street
Des Moines, IA  50392

Mr. Peter Collery                               3,186,842 (2)    6.6%
Mr. Gary Siegler
c/o Siegler, Collery & Co.
712 5thAvenue
New York, NY 10019

Rock Finance, L.P.                              2,998,860        6.2%
1560 Sherman Avenue
Evanston, IL  60201




(1) These shares of the common stock of the parent (the "Equitable Shares") are held of record by EQ Asset Trust 1993, a Delaware business trust (the
    "Trust"). The Equitable Companies Incorporated ("Equitable") is the beneficiary and owner of the Trust. The Trust is managed by Alliance
    Capital Management, L.P. ("Alliance") pursuant to a Collateral Management
    Agreement. A wholly-owned subsidiary of Equitable is the general partner of Alliance; through wholly-owned subsidiaries, Equitable owns a majority of the equity interest in Alliance. The Equitable Shares and such Collateral Management Agreement have been pledged to The Chase Manhattan
    Bank, N.A., as trustee for the benefit and security of holders of certain notes of the Trust.
       AXA beneficially owns approximately 60.7% of Equitable's outstanding common stock as well as certain convertible preferred stock of Equitable.
    AXA is indirectly controlled by the Mutuelles AXA (five French mutual insurance companies, acting as a group). AXA and the Mutuelles AXA and certain of their affiliates disclaim beneficial ownership of the Equitable
    Shares.
(2) Constitutes 2,163,625 shares owned by the SC Fundamental Value Fund, L.P.
    ("LP") and 1,023,217 shares owned by SC Fundamental Value BVI, Ltd.
    ("Ltd"). Messrs. Siegler and Collery, by virtute of their status as controlling stockholders of the general partner of LP and the managing general partner of the investment manager of Ltd, may be deemed to beneficially own the shares owned by LP and Ltd. Messrs. Siegler and Collery have disclaimed beneficial ownership of the shares owned directly by LP and Ltd. The information included in this table is based upon the Amendment No. 2 to Schedule 13D filed with the Securities and Exchange
    Commission on April 10, 1997, on behalf of Messrs. Siegle and Collery and the other reporting persons identified therein.


Management Ownership of Common Stock of the Parent

As of March 23, 1998, according to information furnished to the Parent, each director of the Parent, person appointed to be a director of the Parent and each Named Officer, and all of these persons as a group, owned beneficially the indicated number and percentages of outstanding Common Stock of the Parent, after giving effect to the Reverse Stock Split.

                                                          Common Stock
                                Common Stock      Including Warrants/Options
Name of                      -------------------  --------------------------
Beneficial                     Number   Percent       Number       Percent
Owner (1)                    of Shares  of Class     of Shares    of Class
----------                   ---------  --------     ---------    --------
Donald M. Dodson                   744       (3)         2,063          (3)
Jim H. Hale                          0       (3)         3,691          (3)
Suzanne Hopgood (4)              2,000       (3)         4,222          (3)
Kevin E. Lewis (2)              10,000      0.02%      530,828         1.08%
Danny K. Meisenheimer              317       (3)           880          (3)
Gilbert C. Osnos (4)            10,000      0.02%       12,222         0.02%
Kenneth F. Reimer (4             1,500       (3)         3,722          (3)
Alton R. Smith                     251       (3)           696          (3)
E.W. Williams, Jr. (4)          25,000      0.05%       55,987         0.11%
All Officers and
Directors as a Group            50,127      0.10%      630,185         1.25%



(1) Unless otherwise indicated in these notes, each person named in the table owns directly the number of shares indicated and has the sole power to vote and dispose of such shares. Directors and Named Officers that are not included above have reported no ownership of common stock of the Parent.
(2) Common stock and warrants to purchase common stock owned by KL Group, Inc., which is wholly owned by Kevin Lewis.
(3) Percentage is less than 0.01%.
(4) Each director has 13,332 options outstanding, of which 2,222 became vested on November 22, 1997.


Item 13.   Certain Relationships and Related Transactions

Transactions with Management and Others

Since February 1996, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, has performed certain management consulting services for the Board of Directors of the Parent. Compensation for such services has been paid by the Company at a rate of $2,000 per day. Total fees and expenses paid in 1996 and 1997 were approximately $68,000 and $4,000, respectively. Mr. Reimer served as the interim President and Chief Executive Officer of the Parent from January 1997 to March 1997, and received compensation of $100,000 for such service.

On June 7, 1996, the Company, the Parent and Kevin E. Lewis entered into the Consulting Agreement pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer of the Parent effective September 30, 1996 and would resign his position as Chairman of the Board of the Parent on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996 at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested to remain as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and $100,000 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50,000 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and the Parent entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Pursuant to the CEO Agreement effective as of December 15, 1997, between Theodore J. Papit and the Parent, Mr. Papit agreed to remain as President and Chief Executive Officer of the Parent through the first quarter of 1998. Mr. Papit had previously announced his resignation from these positions, effective October 29, 1997, but, at the request of the Board of Directors of the Parent, agreed to remain through December 15, 1997. In connection with the CEO Agreement, Mr. Papit agreed to terminate, effective December 15, 1997, all then existing compensation and contractual obligations of the Company regarding his employment, including termination of all stock options. Pursuant to the CEO Agreement, the Company has compensated Mr. Papit at a flat rate of $50,000 per month and reimbursed Mr. Papit for normal out-of-pocket expenses. On March 23, 1998, the Board of Directors of the Parent voted to retain Mr. Papit as President and Chief Executive Officer, and Mr. Papit agreed to continue in those positions. Mr. Papit's compensation will include a base salary of $30,000 per month, participation in the Company's executive bonus plan and other executive benefit programs and stock options to purchase 500,000 shares of the Parent's common stock. He will also be entitled to eighteen months of base salary in the event he is terminated without cause or in the event he is terminated or resigns after a change of control of the Parent.

In settlement of the Company's and the Parent's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' Levenson litigation expenses, the Parent has entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnities. The Parent and the Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756,392,(ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488,195 and made a cash payment to The Northwestern Mutual Life Insurance Company of $5,838,(iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476,176,(iv) made a cash payment to the Mutual Life Insurance Company of New York $217,519,(v) made a cash payment to Principal Mutual Life Insurance Company of $174,729 and (vi)delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1988 in the principal sum of $829,687. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owns more than five percent of the outstanding common stock of the Parent. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding common stock of the Parent.

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

              (2)   Financial Statement Schedule
                    Cafeteria Operators, L.P.

                                                                         Page
         Schedule No.     Description                                     No.
         ------------     -----------                                    ----
           II-        Consolidated Valuation and Qualifying Accounts      S-1

  Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

         (b)  Reports on Form 8-K

  During the fourth quarter of 1997, the Company filed no reports on Form 8-K.

         (c)  Exhibits

Exhibit
 No.        Description

3.1 Second Amended and Restated Agreement of Limited Partnership of Cafeterias Operators, L.P. (included as Exhibit I to the Exchange Agreement filed as Exhibit 10.1 and incorporated by reference from the Registration Statement on Form S-4 of Furr's/Bishop's, Incorporated (File No. 33-92236)).

3.2 Certificate of Amendment to the Certificate of Limited Partnership of Cafeteria Operators, L.P. dated as of July 11, 1995, incorporated by reference from the Registration Statement of Form S-1 of Cafeteria Operators, L.P.(File No. 333-4578).

4.1 Amended and Restated Indenture, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.2 First Supplemental Indenture, dated as of January 24, 1996, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), incorporated by reference from Cafeteria Operators, L.P.'s Form 10-K for the year ended January 2, 1996.

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

4.11 Special Power of Attorney dated March 27, 1992, by Cafeteria Operators, L.P., incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.12 Special Power of Attorney dated as of December 28, 1995, by Cafeteria Operators, L.P., incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.13 Special Power of Attorney dated as of December 28, 1995, by
     Furr's/Bishop's Specialty Group, L.P., incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.14 Omnibus Agreement dated November 15, 1995, among Cafeteria Operators, L.P., Furr's Specialty Group, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.)(included as Exhibit E to the Exchange Agreement filed as Exhibit 10.1 and incorporated by reference from the Registration Statement on Form S-4 of Furr's/Bishop's, Incorporated (File No. 33-92236)).

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

4.17 First Amendment to Deed of Trust, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawm ut Bank, N.A.) for premises located at Clark County, Nevada, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.18 First Amendment to Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents and Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at San Bernadino County, California, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.19 First Amendment to Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Johnson County, Kansas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

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

4.23 First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Taylor County, Texas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.(File No. 333-4578).

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

10.2 Consulting and Indemnity Agreement and General Release, dated as of June 7, 1996, among Kevin E. Lewis, Furr'/Bishop's, Incorporated and Cafeteria Operators, L.P., incorporated by reference from the Registration Statement on Form S-1 of Furr's/Bishop's, Incorporated (File No. 333-4576).

10.3 First Amendment to Consulting and Indemnity Agreement and General Release, dated as of September 17, 1996, among Kevin E. Lewis, Furr's/Bishop's, Incorporated and Cafeteria Operators, L.P., incorporated by reference from Cafeteria Operators, L.P.'s Form 10-K for the fiscal year ended December 31, 1996.

10.4 General Release, entered into as of December 31, 1997, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.5 Master Sublease Agreement, dated as of December 1, 1986, between Kmart Corporation and Cafeteria Operators, L.P. (as successor in interest to Furr's Cafeterias, Inc.), incorporated by reference from the Registration Statement on Form S-1 of Cavalcade Foods, Inc., Furr's Cafeterias, Inc. and Bishop Buffets, Inc. (File No. 33-11842).

10.6 Amendment, with respect to the Master Sublease Agreement, dated as of December 1, 1993, between Kmart Corporation and Cafeteria Operators, L.P., incorporated by reference from Furr's/Bishop's, Incorporated's Form
     8-K dated November 15, 1993.

10.7 Chairman of the Board Extension Agreement, effective January 1, 1998, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

21.0 Subsidiaries of the Registrant.

27.0 Financial Data Schedule.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             CAFETERIA OPERATORS, L.P.
                                             By: Furr's/Bishop's, Incorporated
                                                 General Partner

DATE:   March 27, 1998                        /s/Theodore J. Papit
                                              --------------------------
                                              Theodore J. Papit
                                              President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner of the Registrant and in the capacities (with Furr's/Bishop's, Incorporated, as Managing General Partner) and on the dates indicated.

DATE:   March 27, 1998                        /s/ Suzanne Hopgood
                                              -------------------------
                                              Suzanne Hopgood
                                              Director

DATE:   March 27, 1998                        /s/ Kevin E. Lewis
                                              -------------------------
                                              Kevin E. Lewis
                                              Director, Chairman
                                              of the Board

DATE:   March 27, 1998                        /s/ Gilbert C. Osnos
                                              --------------------------
                                              Gilbert C. Osnos
                                              Director

DATE:   March 27, 1998                        /s/ Theodore J. Papit
                                              ---------------------------
                                              Theodore J Papit
                                              Director

DATE:   March 27, 1998                        /s/ Kenneth F. Reimer
                                              --------------------------
                                              Kenneth F. Reimer
                                              Director

DATE:   March 27, 1998                        /s/ Alton Smith
                                              --------------------------
                                              Alton R. Smith
                                              Principal Accounting Officer

DATE:   March 27, 1998                        /s/ E. W. Williams, Jr.
                                              --------------------------
                                              E. W. Williams, Jr.
                                              Director

                                                                   EXHIBIT 21
                                                                   ----------


                                SUBSIDIARIES OF
                            CAFETERIA OPERATORS, L.P.



Furr's/Bishop's Specialty Group, L.P. and Subsidiaries
         A Delaware limited partnership


                                                                SCHEDULE  II

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
----------------------
                                       Additions
                                     -------------
                      Balance at Charged to   Charged to            Balance at
                      Beginning   Cost and      Other                 End of
    Description        of Year    Expenses     Accounts  Deductions    Year
------------------    ----------  --------     --------  ----------  ----------
YEAR ENDED
DECEMBER 30, 1997:
 Reserve for store
  closing             $    3,548  $  2,150     $   117   $    1,140   $  4,675
                      ==========  ========     =======   ==========   ========
 Allowance for
  doubtful accounts
   receivable         $       20  $     12     $    -    $        3   $     29
                      ==========  ========     =======   ==========   ========

YEAR ENDED
DECEMBER 31, 1996:
 Reserve for store
 closing              $    5,839  $    226     $   160   $    2,677(1)$  3,548
                      ==========  ========     =======   ==========   ========
 Allowance for
 doubtful accounts
  receivable          $       27  $   (1)(2)   $    -    $        6(3)$     20
                      ==========  ========     =======   ==========   ========


YEAR ENDED
JANUARY 2, 1996:
 Reserve for store
  closing             $    3,479  $  4,155     $    -    $    1,795(1)$  5,839
                      ==========  ========     =======   ==========   ========

Allowance for
 doubtful accounts
  receivable          $       64  $    (16)(2) $    -    $       21(3)$     27
                      ==========  ========     =======   ==========   ========


(1) Includes costs and expenses incurred during the year on closed units and severance payments.
(2) Net adjustment reflects $12 reversal of expense in 1996 and $16 in 1995.
(3) Related asset account was written off.
