Form 10-Q
period 1998-03-31
CAFETERIA OPERATORS LP
filed 1998-05-11
CIK 1013610

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-10725

                            CAFETERIA OPERATORS, L.P.

           INCORPORATED IN DELAWARE       I.R.S. EMPLOYER IDENTIFICATION
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

                                YES X      NO

-------------------------------------------------------------------------------











                                  Page 1 of 12
                        Exhibit Index Located on Page 11

                            CAFETERIA OPERATORS, L.P.


                                      INDEX


PART I.     FINANCIAL INFORMATION                                     PAGE


   Item 1.  Financial Statements


            Condensed Consolidated Balance Sheets -
            March 31, 1998(Unaudited) and December 30, 1997              3

            Unaudited Condensed Consolidated Statements
            of Operations - For the thirteen weeks
            ended March 31, 1998 and April 1, 1997                       5

            Unaudited Condensed Consolidated Statement of
            Partner's Deficit - For the thirteen weeks ended
            March 31, 1998                                               6

            Unaudited Condensed Consolidated Statements of
            Cash Flows - For the thirteen weeks ended
            March 31, 1998 and April 1, 1997                             7

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                         8


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

PART II.    OTHER INFORMATION                                           11

SIGNATURES


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                      March 31,    December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $     3,562    $    4,395
     Accounts and notes receivable, net                      845           856
     Inventories                                           6,269         6,038
     Prepaid expenses and other                            1,433         1,122
                                                     -----------   -----------
          Total current assets                            12,109        12,411

Property, plant and equipment, net                        51,687        52,784
Receivable from affiliates                                11,829        11,604
Other assets                                                 522           515
                                                     -----------   -----------
                                                     $    76,147   $    77,314
                                                     ===========   ===========





























See accompanying notes to unaudited condensed consolidated financial statements.
                                                  (Continued on following page)


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (dollars in thousands)

                                                      March 31,    December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Partner's Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493    $    5,493
     Trade accounts payable                                4,983         4,212
     Other payables and accrued expenses                  14,030        15,008
     Reserve for store closings - current                  1,102         1,344
                                                     -----------   -----------
          Total current liabilities                       25,608        26,057

Reserve for store closings, net of current portion         3,207         3,331
Long-term debt, net of current portion                    63,459        66,205
Other payables                                             7,283         7,179
Excess of future lease payments over fair value,
     net of amortization                                   2,710         2,837

Commitments and contingencies

Partner's deficit                                        (26,120)      (28,295)
                                                     -----------   -----------
                                                     $    76,147   $    77,314
                                                     ===========   ===========























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                                     Thirteen weeks ended
                                                   -------------------------
                                                    March 31,      April 1,
                                                      1998           1997
                                                   -----------   -----------
Sales                                              $    46,212   $    47,353

Costs and expenses:
     Cost of sales (excluding depreciation)             13,548        14,343
     Selling, general and administrative                27,936        29,346
     Depreciation and amortization                       2,509         2,721
     Net special charges                                               2,431
                                                   -----------   -----------
                                                        43,993        48,841
                                                   -----------   -----------
Operating income (loss)                                  2,219        (1,488)

Interest expense                                            44            56
                                                   -----------   -----------
Net income (loss)                                  $     2,175   $    (1,544)
                                                   ===========   ===========





























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNER'S DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1998
                             (dollars in thousands)

                                                                   Total
                                           General    Limited     Partners'
                                           Partner    Partners    Capital
                                         ---------    ---------   ---------
Balance at December 30, 1997             $ (40,788)   $  12,493   $ (28,295)

Net income                                   2,175                    2,175
                                         ---------    ---------   ---------
Balance at March 31, 1998                $ (38,613)   $  12,493   $ (26,120)
                                         =========    =========   =========






































See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                     Thirteen weeks ended
                                                   -------------------------
                                                    March 31,      April 1,
                                                      1998           1997
                                                   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                $     2,175   $    (1,544)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                     2,509         2,721
       Loss on disposition of assets                         5            34
       Net special charges                                             2,431
       Other, net                                          154           111
       Changes in operating assets and liabilities:
         Decrease in accounts and notes receivable          11             5
         (Increase) decrease in inventories               (231)          119
         Increase in prepaid expenses and other           (311)         (798)
         Decrease in trade accounts, payable other
          payables, accrued expenses and other
          liabilities                                     (207)         (529)
                                                   -----------   -----------
       Net cash provided by operating activities         4,105         2,550
                                                   -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment            (1,719)       (1,641)
  Expenditures charged to reserve for store
    closings                                              (405)         (377)
  Proceeds from the sale of property, plant and
    equipment                                              184             4
  Other, net                                                (6)           (1)
                                                   -----------   -----------
       Net cash used in investing activities            (1,946)       (2,015)
                                                   -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                               (2,746)       (2,746)
  Increase in receivable from affiliates                  (225)          (65)
  Other, net                                               (21)            6
                                                   -----------   -----------
        Net cash used in financing activities           (2,992)       (2,805)
                                                   -----------   -----------
  Decrease in cash and cash equivalents                   (833)       (2,270)
  Cash and cash equivalents at beginning of period       4,395         3,668
                                                   -----------   -----------
  Cash and cash equivalents at end of period       $     3,562   $     1,398
                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 of interest in
   1998 and 1997 classified as payment of
   indebtedness                                    $     2,748   $     2,748
                                                   ===========   ===========
See accompanying notes to unaudited condensed consolidated financial statements.



                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  Summary of Significant Accounting Policies

     Cafeteria Operators, L.P., a Delaware limited partnership (the
"Partnership"), is wholly owned by Furr's/Bishop's, Incorporated (the
"Company") and operates cafeterias. The financial statements presented herein are the unaudited condensed consolidated financial statements of the Partnership and its majority owned subsidiaries.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Partnership's Form 10-K for the year ended December 30, 1997.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

     The results of operations for the thirteen weeks ended March 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 29, 1998.


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


NOTE C:  Special Charges

     For the quarter ended April 1, 1997, the Partnership recognized net special charges of $2,431,000, including a charge of $1,888,000 for the writedown of assets and adjustments to closed store reserves, a charge of $1,835,000 to recognize the writedown of certain assets in accordance with Statement of Financial Accounting Standards, No.121, "Accounting for the
Impairment of Long-Lived Assets" ("SFAS121"), and a credit of $1,292,000 related to the settlement of a lawsuit previously filed against the Company.

















                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended March 31, 1998 Compared to Thirteen Weeks Ended April 1,
1997

     Results of operations. Sales for the first fiscal quarter of 1998 were $46.2 million, a decrease of $1.1 million from the same quarter of 1997.
Operating income for the first quarter of 1998 was $2.2 million compared to an operating loss of $1.5 million in the comparable period in the prior year. The operating results of the first quarter of 1997 included net special charges of $2.4 million. The net income for the first quarter of 1998 was $2.2 million compared to a net loss of $1.5 million in the first quarter of 1997.

     Sales. Restaurant sales in comparable units were 2.64% higher in the first quarter of 1998 than the same quarter of 1997. Sales for the first fiscal quarter were $2.2 million lower than the same period of the prior year due to there being a net of nine fewer units included in operating results.
Sales by Dynamic Foods to third parties were $550 thousand lower in the first quarter of 1998 than the first quarter of the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 29.3% of sales for the first quarter of 1998 as compared to 30.3% for the same quarter of 1997. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

     Selling, general and administrative.  Selling, general and administrative
("SG&A") expense was lower in the aggregate by $1.4 million in the first quarter of 1998 as compared to 1997 due partially to there being fewer units included in the operating results. The change in SG&A expense included an increase of $105 thousand in marketing expense and $372 thousand in labor and related benefits and a decrease of $187 thousand in utility expenses.

     Depreciation and amortization. Depreciation and amortization expense was lower by $212 thousand in the first quarter of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with Statement of Financial Accounting Standards No. 121.

     Special charges. The loss from operations for the quarter ended April 1, 1997 included net special charges of $2.4 million, which included charges of $1.9 million for the writedown of assets and adjustments to closed store reserves and $1.8 million to recognize the writedown of certain assets in accordance with SFAS121 and a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company.

     Interest expense. Interest expense was $44 thousand in the first quarter of 1998, which was slightly lower than the comparable period in the prior year.
Also, in accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.










                       LIQUIDITY AND CAPITAL RESOURCES OF
                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES


     During the thirteen weeks ended March 31, 1998, cash provided by operating activities of the Partnership was $4.1 million compared to $2.6 million in the same period of 1997. The Partnership made capital expenditures of $1.7 million during the first thirteen weeks of 1998 compared to $1.6 million during the same period of 1997. Cash, temporary investments and marketable securities were $3.6 million at March 31, 1998 compared to $1.4 million at April 1, 1997.
The current ratio of the Partnership was .47:1 at March 31, 1998 compared to
 .35:1 at April 1, 1997 and .48:1 at December 30, 1997. The Partnership's total assets at March 31, 1998 aggregated $76.1 million, compared to $80.4 million at April 1, 1997 and $77.3 million at December 30, 1997.

     The improvement in results of operations in the thirteen weeks ended March
31, 1998 over the comparable period of the prior year reflects the impact of the present marketing program, operating cost controls, as well as more favorable winter weather in most of the Partnership's markets.

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

     Total scheduled maturities of long-term debt and interest classified as long-term debt of the Partnership and its subsidiaries over the next five calendar years are: $2.7 million in 1998, $5.5 million in 1999, $5.5 million in 2000 and $55.3 million in 2001.

     The Partnership has outstanding $66.4 million of 12% Notes due December
31, 2001, which includes $20.6 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30.
The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

     The Partnership has outstanding $2.5 million of 10.5% Notes due December
31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

     In 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation
("Kmart"). Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including
December 31, 1999 has been reduced by 20%. The reductions in rent are subject to termination by Kmart if Kevin E. Lewis ceases to be Chairman of the Board of Directors of the Company. The one-year term of Mr. Lewis expires in 1998 and Mr. Lewis has not been nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. The Company has entered into negotiations with Kmart to modify the amendment to remove the provisions permitting termination of the reductions in rent if Mr. Lewis does not remain as Chairman of the Board until the end of 1999. To date, Kmart has been unwilling to make such modifications and as a result, the Company may be required to pay additional rent payments of approximately $1.8 million through December 31, 1999. Because the Company accounts for its rental payments under the straight-line method, any increase in rent through December 31, 1999 would be amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. If the maximum additional rent described above is incurred, the increase in annual rent expense would be approximately $288 thousand.


                                     PART II

                                OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K


             (a)  Exhibits

                  None


             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended
                  March 31, 1998.





































                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      CAFETERIA OPERATORS, L.P.
      by FURR'S/BISHOP'S, INCORPORATED,
         its Managing General Partner



BY:   /s/ Theodore J. Papit                   /s/ Alton R. Smith
      -----------------------                 ----------------------
      Theodore J. Papit                       Alton R. Smith
      President and Chief Executive Officer   Principal Accounting Officer



DATE:   May 8, 1998






















