Form 10-Q
period 1998-06-30
CAFETERIA OPERATORS LP
filed 1998-08-14
CIK 1013610

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                            CAFETERIA OPERATORS, L.P.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                     PAGE


 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1998(Unaudited) and December 30, 1997               3

          Unaudited Condensed Consolidated Statements
          Of Operations - For the thirteen weeks
          ended June 30, 1998 and July 1, 1997                         5

          Unaudited Condensed Consolidated Statements
          of Operations - For the twenty-six weeks
          ended June 30, 1998 and July 1, 1997                         6

          Unaudited Condensed Consolidated Statement
          of Partners' Deficit - For the twenty-six weeks
          ended June 30, 1998                                          7

          Unaudited Condensed Consolidated Statements
          of Cash Flows - For the twenty-six weeks
          ended June 30, 1998 and July 1, 1997                         8

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                         9


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10


PART II.  OTHER INFORMATION                                           13

SIGNATURES



                            CAFETERIA OPERATORS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value amounts)

                                                      June 30,     December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $     7,927    $    4,395
     Accounts and notes receivable, net                      843           856
     Inventories                                           5,964         6,038
     Prepaid expenses and other                            1,627         1,122
                                                     -----------   -----------
          Total current assets                            16,361        12,411

Property, plant and equipment, net                        50,624        52,784
Receivable from affiliates                                12,376        11,604
Other assets                                                 504           515
                                                     -----------   -----------
                                                     $    79,865   $    77,314
                                                     ===========   ===========


























See accompanying notes to unaudited condensed consolidated financial statements.

                                                  (Continued on following page)


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except par value amounts)

                                                       June 30,    December 30,
                                                         1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Partners' Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493    $    5,493
     Trade accounts payable                                4,726         4,212
     Other payables and accrued expenses                  15,979        15,008
     Reserve for store closings - current                  1,002         1,344
                                                     -----------   -----------
          Total current liabilities                       27,200        26,057

Reserve for store closings, net of current portion         3,083         3,331
Long-term debt, net of current portion                    63,459        66,205
Other payables                                             7,334         7,179
Excess of future lease payments over fair value,
     net of amortization                                   2,584         2,837

Contingencies

Partners' deficit                                        (23,795)      (28,295)
                                                     -----------   -----------
                                                     $    79,865   $    77,314
                                                     ===========   ===========























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                     Thirteen weeks ended
                                                   -------------------------
                                                    June 30,       July 1,
                                                      1998           1997
                                                   -----------   -----------
Sales                                              $    48,032   $    49,787

Costs and expenses:
     Cost of sales (excluding depreciation)             14,218        15,001
     Selling, general and administrative                28,909        30,587
     Depreciation and amortization                       2,510         2,685
                                                   -----------   -----------
                                                        45,637        48,273
                                                   -----------   -----------
Operating income                                         2,395         1,514

Interest expense                                            70            78
                                                   -----------   -----------
Net income                                         $     2,325   $     1,436
                                                   ===========   ===========





























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                    Twenty-six weeks ended
                                                   -------------------------
                                                    June 30,       July 1,
                                                      1998           1997
                                                   -----------   -----------
Sales                                              $    94,244   $    97,140

Costs and expenses:
     Cost of sales (excluding depreciation)             27,766        29,344
     Selling, general and administrative                56,845        59,933
     Depreciation and amortization                       5,019         5,406
     Net special charges                                               2,431
                                                   -----------   -----------
                                                        89,630        97,114
                                                   -----------   -----------
Operating income                                         4,614            26

Interest expense                                           114           134
                                                   -----------   -----------
Net income (loss)                                  $     4,500   $      (108)
                                                   ===========   ===========




























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 1998
                             (dollars in thousands)


                                                                   Total
                                           General    Limited     Partners'
                                           Partner    Partners    Capital
                                         ---------    ---------   ---------
Balance at
 December 30, 1997                       $ (40,788)   $  12,493   $ (28,295)

Net income                                   4,500                    4,500
                                         ---------    ---------   ---------
Balance at
 June 30, 1998                           $ (36,288)   $  12,493   $ (23,795)
                                         =========    =========   =========



































See accompanying notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                     Twenty-six weeks ended
                                                    -------------------------
                                                     June 30,       July 1,
                                                       1998           1997
                                                    -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                 $     4,500   $      (108)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                      5,019         5,406
       (Gain) loss on disposition of assets                 (42)          199
       Non-cash net special charges                                     2,431
       Other, net                                           237           309
       Changes in operating assets and liabilities:
         Decrease in accounts and notes receivable           13           708
         (Increase) decrease in inventories                  74           (49)
         Increase in prepaid expenses and other            (505)         (964)
         Increase (decrease) in trade accounts
             payable, other payables, accrued
             expenses and other liabilities               1,487          (840)
                                                    -----------   -----------
        Net cash provided by operating activities        10,783         7,092
                                                    -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment             (4,155)       (2,687)
  Expenditures charged to reserve for store
    closings                                               (669)         (664)
  Proceeds from the sale of property, plant
    and equipment                                         1,100            16
  Other, net                                                 14             1
                                                    -----------   -----------
         Net cash used in investing activities           (3,710)       (3,334)
                                                    -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                                (2,746)       (2,746)
  Increase in receivable from affiliates                   (772)         (204)
  Other, net                                                (23)          (19)
                                                    -----------   -----------
         Net cash used in financing activities           (3,541)       (2,969)
                                                    -----------   -----------
  Increase in cash and cash equivalents                   3,532           789

  Cash and cash equivalents at beginning of period        4,395         3,668
                                                    -----------   -----------
  Cash and cash equivalents at end of period        $     7,927   $     4,457
                                                    ===========   ===========
Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 of interest in
   1998 and 1997 classified as payment of
    indebtedness                                    $     2,748   $     2,750
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended December 30, 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

     The results of operations for the twenty-six weeks ended June 30, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 29, 1998.

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Partnership had an accumulated other comprehensive loss at December 30, 1997 of $2,504,000 consisting entirely of an adjustment to recognize additional minimum pension liability. The Partnership had no other comprehensive income for the twenty-six weeks ended June 30, 1998 and July 1, 1997.

     The Partnership is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 31, 1997, but is not required for interim financial statements in the initial year of its application. The Partnership will adopt the provisions of this statement in its December 29, 1998 consolidated financial statements.


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

NOTE C:     Special Charges


     For the quarter ended April 1, 1997, the Partnership recognized net special charges of $2,431,000, including a charge of $1,888,000 for the writedown of assets and adjustments to closed store reserves, a charge of $1,835,000 to recognize the writedown of certain assets in accordance with Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS121"), and a credit of $1,292,000 related to the settlement of a lawsuit previously filed against the Company.


NOTE D:     Contingencies

     The Partnership, in the ordinary course of business, is a party to various legal actions. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Partnership's financial condition or results of operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended June 30, 1998 Compared to Thirteen Weeks Ended July 1,
1997

     Results of operations. Sales for the second fiscal quarter of 1998 were $48.0 million, a decrease of $1.8 million from the same quarter of 1997. Operating income for the second quarter of 1998 was $2.4 million compared to operating income of $1.5 million in the comparable period in the prior year. The net income for the second quarter of 1998 was $2.3 million compared to net income of $1.4 million in the second quarter of 1997.

     Sales. Restaurant sales in comparable units were 2.33% higher in the second quarter of 1998 than the same quarter of 1997. Sales for the second fiscal quarter were $2.7 million lower than the same period of the prior year due to a decline in the number of units at period end from 110 in 1997 to 101 in 1998. Management anticipates that one or two additional units will close in the second half of 1998. A letter of intent has been executed for the acquisition of a site in Sante Fe, New Mexico for a new unit that would open in the second quarter of 1999. Sales by Dynamic Foods to third parties were $186 thousand lower in the second quarter of 1998 than the second quarter of the prior year, reflecting an effort by management to improve margins by focusing on sales to a smaller number of higher volume accounts.

     Cost of sales. Excluding depreciation, cost of sales was 29.6% of sales for the second quarter of 1998 as compared to 30.1% for the same quarter of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were significantly higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $1.7 million in the second quarter of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase of $97 thousand in marketing expense and $75 thousand in rent expense.

     Depreciation and amortization. Depreciation and amortization expense was lower by $175 thousand in the second quarter of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Interest expense. Interest expense was $70 thousand in the second quarter of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


Twenty-six Weeks Ended June 30, 1998 Compared to Twenty-six Weeks Ended July 1, 1997

     Results of operations. Sales for the first twenty-six weeks of 1998 were $94.2 million, a decrease of $2.9 million from the same period of 1997. Operating income for the first twenty-six weeks of 1998 was $4.6 million compared to operating income of $26 thousand in the comparable period in the prior year. The operating income for the twenty-six weeks of 1997 included net special charges of $2.4 million. The net income for the first twenty-six weeks of 1998 was $4.5 million compared to a net loss of $108 thousand in the same period of 1997.

     Sales. Restaurant sales in comparable units were 2.71% higher in the first twenty-six weeks of 1998 than the same period of 1997. Sales for the first twenty-six weeks were $4.9 million lower than the same period of the prior year due to there being nine fewer units included in operating results. Sales by Dynamic Foods to third parties were $343 thousand lower in the first twenty-six weeks of 1998 than the same period of the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 29.5% of sales for the first twenty-six weeks of 1998 as compared to 30.2% for the same period of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $3.1 million in the first twenty-six weeks of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase in 1998 of $198 thousand in marketing expense and $271 thousand in labor and related benefits and a decrease of $238 thousand in utility expenses.

     Depreciation and amortization. Depreciation and amortization expense was lower by $387 thousand in the first twenty-six weeks of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Special charges. The results of operations for the quarter ended April 1, 1997 included net special charges of $2.4 million, which included charges of $1.9 million for the writedown of assets and adjustments to closed store reserves and $1.8 million to recognize the writedown of certain assets in accordance with SFAS121 and a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company.

     Interest expense. Interest expense was $114 thousand in the first twenty-six weeks of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


                       LIQUIDITY AND CAPITAL RESOURCES OF
                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES


     During the twenty-six weeks ended June 30, 1998, cash provided by operating activities of the Partnership was $10.8 million compared to $7.1 million in the same period of 1997. The Partnership made capital expenditures of $4.2 million during the first twenty-six weeks of 1998 compared to $2.7 million during the same period of 1997. Cash and cash equivalents were $7.9 million at June 30, 1998 compared to $4.5 million at July 1, 1997. The current ratio of the Partnership was .60:1 at June 30, 1998 compared to .47:1 at July 1, 1997 and .48:1 at December 30, 1997. The Partnership's total assets at June 30, 1998 aggregated $79.9 million, compared to $81.3 million at July 1, 1997 and $77.3 million at December 30, 1997.

     The improvement in results of operations in the twenty-six weeks ended June 30, 1998 over the comparable period of the prior year reflects the impact of the present marketing program, operating cost controls, as well as milder winter weather in most of the company's markets at the beginning of the current year.

     The Partnership's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Partnership have not historically required proportionately large amounts of working capital, which is generally consistent with similar restaurant companies.

     Total scheduled maturities of long-term debt and interest classified as long-term debt of the Partnership and its subsidiaries over the next five calendar years are: $2.7 million in the remainder of 1998, $5.5 million in 1999, $5.5 million in 2000 and $55.3 million in 2001.

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

     In 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 were reduced by 20%. The reductions in rent were subject to termination by Kmart if Kevin E. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not elected to the Board of Directors, or as Chairman of the Board, at the meeting of stockholders on May 28, 1998, and accordingly, Kmart has notified the Company of its intent to terminate the reductions in rent. The additional rent payments through December 31, 1999 will amount to approximately $1.8 million. The Company accounts for its rental payments under the straight-line method, and the increase in rent through December 31, 1999 will be amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in annual rent expense will be approximately $288 thousand.



                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

    (a) The Company filed a declaratory judgement lawsuit in state district court in Lubbock, Texas in which it asks the court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America (TIAA), the Company's largest shareholder. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the board of directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the board of directors of material information regarding his management of the Company.


    (b) The Company and certain of its subsidiaries (including the Partnership), the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee (consisting of Donald Dodson, Kevin Lewis, Alton Smith and Carlene Stewart), Kmart Corporation and its pension plan and Michael Levenson are defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff has requested that the court certify a class of other plaintiffs who are similarly situated and seeks unspecified damages.

            The Plaintiff's allegations (all of which are disputed by the Company) include: (i)that accrued benefits under the Cavalcade Pension Plan have been improperly reduced, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates, (iv) rent concessions allowed to the Company by Kmart constituted prohibited transactions that have bestowed illegal benefits upon the Company and Mr. Lewis. In July 1998, the court deferred to November 1998 a scheduled hearing on all pending motions in recognition of the expressed desire of the parties to pursue mediation of the dispute with the objective of achieving a settlement of all claims, which is proceeding.

               The Company has been defending this litigation vigorously.
            Management believes that the Company, its affiliates and the Plan Committee have meritorious defenses to the claims of the Plaintiff. Management also believes that the Cavalcade Pension Plan is adequately funded to satisfy existing benefit levels and that any increase in benefits that might result from this litigation could be paid by the Plan from Plan assets or from increased future contributions to the Plan in amounts that would not have a material adverse effect on the financial condition or results of operations of the Partnership. Because of the inherent uncertainty of litigation, management cannot offer assurance that the litigation will be resolved on terms that are favorable to the Partnership or that will avoid the incurrence of material expense by the Partnership.


Item 6.     Exhibits and Reports on Form 8-K

    (b)     Reports on Form 8-K

            No reports on Form 8K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CAFETERIA OPERATORS, L.P.

         by FURR'S/BISHOP'S, INCORPORATED, its Managing General Partner








BY:  /s/ Suzanne Hopgood                        /s/ Alton R. Smith
     -------------------------                  ---------------------------
     Suzanne Hopgood                            Alton R. Smith
     Chairman of the Board,                     Principal Accounting Officer
     President and Chief Executive Officer



DATE:   August 12, 1998