Form 10-Q
period 1998-09-29
CAFETERIA OPERATORS LP
filed 1998-11-12
CIK 1013610

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1998

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

                               YES [X]     NO  [ ]











                                  Page 1 of 18
                        Exhibit Index Located on Page 17

                            CAFETERIA OPERATORS, L.P.


                                      INDEX


PART I.     FINANCIAL INFORMATION                                      PAGE


   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets -
            September 29, 1998(Unaudited) and December 30, 1997          3

            Unaudited Condensed Consolidated Statements
            Of Operations - For the thirteen weeks
            ended September 29, 1998 and September 30, 1997              5

            Unaudited Condensed Consolidated Statements
            of Operations - For the thirty-nine weeks
            ended September 29, 1998 and September 30, 1997              6

            Unaudited Condensed Consolidated Statement
            of Stockholders' Deficit - For the thirty-nine weeks
            ended September 29, 1998                                     7

            Unaudited Condensed Consolidated Statements
            of Cash Flows - For the thirty-nine weeks
            ended September 29, 1998 and September 30, 1997              8

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                         9


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11


PART II.    OTHER INFORMATION                                           15

SIGNATURES



                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    September 29,  December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $    10,960    $    4,395
     Accounts and notes receivable, net                      708           856
     Inventories                                           6,735         6,038
     Prepaid expenses and other                              985         1,122
                                                     -----------   -----------
          Total current assets                            19,388        12,411

Property, plant and equipment, net                        50,078        52,784
Receivable from affiliates                                12,850        11,604
Other assets                                                 504           515
                                                     -----------   -----------
                                                     $    82,820   $    77,314
                                                     ===========   ===========


























See accompanying notes to unaudited condensed consolidated financial statements.

                                                 (Continued on following page)


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (dollars in thousands)

                                                    September 29,  December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Partners' Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493    $    5,493
     Trade accounts payable                                4,536         4,212
     Other payables and accrued expenses                  17,160        15,008
     Reserve for store closings - current                    809         1,344
                                                     -----------   -----------
          Total current liabilities                       27,998        26,057

Reserve for store closings, net of current portion         3,066         3,331
Long-term debt, net of current portion                    63,459        66,205
Other payables                                             7,458         7,179
Excess of future lease payments over fair value,
     net of amortization                                   2,457         2,837

Contingencies

Partners' deficit                                        (21,618)      (28,295)
                                                     -----------   -----------
                                                     $    82,820   $    77,314
                                                     ===========   ===========























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                     Thirteen weeks ended
                                                  ---------------------------
                                                  September 29, September 30,
                                                      1998          1997
                                                   -----------   -----------
Sales                                              $    48,011   $    49,376

Costs and expenses:
     Cost of sales (excluding depreciation)             14,152        14,851
     Selling, general and administrative                29,082        30,025
     Depreciation and amortization                       2,538         2,817
     Net special charges                                               7,560
                                                   -----------   -----------
                                                        45,772        55,253
                                                   -----------   -----------
Operating income (loss)                                  2,239        (5,877)

Interest expense                                            62            78
                                                   -----------   -----------
Net income (loss)                                  $     2,177   $    (5,955)
                                                   ===========   ===========



























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                    Thirty-nine weeks ended
                                                  ---------------------------
                                                  September 29, September 30,
                                                      1998          1997
                                                   -----------   -----------
Sales                                              $   142,255   $   146,516

Costs and expenses:
     Cost of sales (excluding depreciation)             41,918        44,195
     Selling, general and administrative                85,927        89,958
     Depreciation and amortization                       7,557         8,223
     Net special charges                                               9,991
                                                   -----------   -----------
                                                       135,402       152,367
                                                   -----------   -----------
Operating income (loss)                                  6,853        (5,851)

Interest expense                                           176           212
                                                   -----------   -----------
Net income (loss)                                  $     6,677   $    (6,063)
                                                   ===========   ===========




























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1998
                             (dollars in thousands)


                                                                   Total
                                           General    Limited     Partners'
                                           Partner    Partners    Capital
                                         ---------    ---------   ---------
Balance at
 December 30, 1997                       $ (40,788)   $  12,493   $ (28,295)

Net income                                   6,677                    6,677
                                         ---------    ---------   ---------
Balance at
 September 29, 1988                      $ (34,111)   $  12,493   $ (21,618)
                                         =========    =========   =========



































See accompanying notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                     Thirty-nine weeks ended
                                                    -------------------------
                                                   September 29, September 30,
                                                       1998          1997
                                                    -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                 $     6,677   $    (6,063)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                      7,557         8,223
       (Gain) loss on disposition of assets                 (46)          223
       Non-cash net special charges                                     5,191
       Other, net                                           300           393
       Changes in operating assets and liabilities:
         Decrease in accounts and notes receivable          148           345
         Increase in inventories                           (697)         (546)
         Increase (decrease) in prepaid expenses
             and other                                      137          (871)
         Increase in trade accounts payable, other
             payables, accrued expenses and other
             liabilities                                  2,476         2,998
                                                    -----------   -----------
        Net cash provided by operating activities        16,552         9,893
                                                    -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment             (6,269)       (4,032)
  Expenditures charged to reserve for store
     closings                                            (1,045)         (816)
  Proceeds from the sale of property, plant
     and equipment                                        1,106           148
  Other, net                                                 15            14
                                                    -----------   -----------
         Net cash used in investing activities           (6,193)       (4,686)
                                                    -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                                (2,746)       (5,493)
  Increase in receivables from affiliates                (1,247)         (372)
  Other, net                                                199           (38)
                                                    -----------   -----------
         Net cash used in financing activities           (3,794)       (5,903)
                                                    -----------   -----------
  Increase (decrease) in cash and cash equivalents        6,565          (696)
  Cash and cash equivalents at beginning of period        4,395         3,668
                                                    -----------   -----------
  Cash and cash equivalents at end of period        $    10,960   $     2,972
                                                    ===========   ===========
Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 and $5,493
    of interest in 1998 and 1997 classified
    as payment of indebtedness                      $     2,850   $     5,499
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

     The results of operations for the thirty-nine weeks ended September 29, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 29, 1998.

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Partnership had an accumulated other comprehensive loss at December 30, 1997 of $2,504,000, which is included in the Partners' deficit, and consists entirely of an adjustment to recognize additional minimum pension liability. The Partnership had no other comprehensive income for the thirty-nine weeks ended September 29, 1998 and September 30, 1997.

     The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 31, 1997, but is not required for interim financial statements in the initial year of its application. The Partnership will adopt the provisions of this statement in its December 29, 1998 consolidated financial statements.


NOTE B:     Income Tax

     For state and federal income tax purposes, the Partnership is not a tax-paying entity. As a result, the taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is included in the state and federal returns of individual partners. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.


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

     The loss from operations for the quarter ended September 30, 1997 includes special charges of $7,560,000, which includes a charge of $4,800,000 for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a suit filed by Michael J. Levenson, $1,563,000 for the writedown of assets and adjustments to closed store reserves of units previously closed and for two units to be closed, and $1,197,000 to recognize the writedown of certain assets.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended September 29, 1998 Compared to Thirteen Weeks Ended September 30, 1997

     Results of operations. Sales for the third fiscal quarter of 1998 were $48.0 million, a decrease of $1.4 million from the same quarter of 1997. Operating income for the third quarter of 1998 was $2.2 million compared to an operating loss of $5.9 million in the comparable period in the prior year. The operating loss of the third quarter of 1997 included a special charge of $7.6 million. The net income for the third quarter of 1998 was $2.2 million compared to a net loss of $6.0 million in the third quarter of 1997.

     Sales. Restaurant sales in comparable units were 2.69% higher in the third quarter of 1998 than the same quarter of 1997. Sales for the third fiscal quarter were $2.4 million lower than the same period of the prior year due to a decline in the number of units at period end from 110 in 1997 to 101 in 1998. Management anticipates that one or two additional units will close in the last quarter of 1998. Sales by Dynamic Foods to third parties were $198 thousand lower in the third quarter of 1998 than the third quarter of the prior year, reflecting an effort by management to improve margins by focusing on sales to a smaller number of higher volume accounts.

     Cost of sales. Excluding depreciation, cost of sales was 29.5% of sales for the third quarter of 1998 as compared to 30.1% for the same quarter of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were significantly higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $943 thousand in the third quarter of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase of $95 thousand in marketing expense and $304 thousand in outside professional fees that was partially offset by a decrease in salaries.

     Depreciation and amortization. Depreciation and amortization expense was lower by $279 thousand in the third quarter of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Special charges.   The operating loss for the quarter ended September 30,
1997 included special charges of $7.6 million, including $4.8 million for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a lawsuit, $1.6 million for the writedown of assets and adjustments to closed store reserves and $1.2 million to recognize the writedown of certain assets.

     Interest expense. Interest expense was $62 thousand in the third quarter of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Thirty-nine Weeks Ended September 29, 1998 Compared to Thirty-nine Weeks Ended September 30, 1997

     Results of operations. Sales for the first thirty-nine weeks of 1998 were $142.3 million, a decrease of $4.3 million from the same period of 1997. Operating income for the first thirty-nine weeks of 1998 was $6.9 million compared to an operating loss of $5.9 million in the comparable period in the prior year. The operating income for the thirty-nine weeks of 1997 included net special charges of $10.0 million. The net income for the first thirty-nine weeks of 1998 was $6.7 million compared to a net loss of $6.1 million in the same period of 1997.

     Sales. Restaurant sales in comparable units were 2.51% higher in the first thirty-nine weeks of 1998 than the same period of 1997. Sales for the first thirty-nine weeks were $7.3 million lower than the same period of the prior year due to there being nine fewer units included in operating results. Sales by Dynamic Foods to third parties were $540 thousand lower in the first thirty-nine weeks of 1998 than the same period of the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 29.5% of sales for the first thirty-nine weeks of 1998 as compared to 30.2% for the same period of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $4.0 million in the first thirty-nine weeks of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase in 1998 of $375 thousand in outside professional fees that was partially offset by a decrease in salaries, $286 thousand in marketing expense and $244 thousand in labor and related benefits and a decrease of $248 thousand in utility expenses.

     Depreciation and amortization. Depreciation and amortization expense was lower by $666 thousand in the first thirty-nine weeks of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Special charges. The loss from operations for the thirty-nine weeks ended September 30, 1997 included net special charges of $10.0 million, which included charges of $4.8 million for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a lawsuit, charges of $3.5 million for the writedown of assets and adjustments to closed store reserves, charges of $3.0 million for the writedown of certain assets and a credit of $1.9 million for the $1.3 million related to the settlement of a lawsuit previously filed against the Company.

     Interest expense. Interest expense was $176 thousand in the first thirty-nine weeks of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

     During the thirty-nine weeks ended September 29, 1998, cash provided by operating activities of the Partnership was $16.6 million compared to $9.9 million in the same period of 1997. The Partnership made capital expenditures of $6.3 million during the first thirty-nine weeks of 1998 compared to $4.0 million during the same period of 1997. Most of the increase over the prior year related to the remodels of eight cafeterias. Cash and cash equivalents were $11.0 million at September 29, 1998 compared to $3.0 million at September 30, 1997. The current ratio of the Partnership .69:1 at September 29, 1998 compared to .37:1 at September 30, 1997 and .48:1 at December 30, 1997. The Partnership's total assets at September 29, 1998 aggregated $82.8 million, compared to $77.3 million at September 30, 1997 and $77.3 million at December 30, 1997.

     The improvement in results of operations in the thirty-nine weeks ended September 29, 1998 over the comparable period of the prior year reflects the impact of the present marketing program, operating cost controls and store renovations.

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

     The Partnership has significant annual interest payment obligations under the $66.4 million of 12% Notes due December 31, 2001, which includes $20.6 million of interest to maturity. The semi-annual interest payments of $2.7 million on the 12% Notes are due on each March 31 and September 30 and are not reflected as expense on the Partnership's statement of operations, because of the manner in which that obligation was created in the 1995 restructuring. Instead, the entire amount of future interest payments is reflected as part of the balance of the 12% Notes on the Partnership's balance sheet. The obligations under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable). If the 12% Notes were to be settled for an amount less than the carrying value on the Partnership's balance sheet, the Partnership would report an extraordinary gain on its statement of operations. If the 12% Notes were settled with proceeds from new indebtedness, interest on the new indebtedness would be charged as expense on the Partnership's statement of operations.

     The Partnership has outstanding $2.5 million of 10.5% Notes due December 31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

     In 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 were reduced by 20%. The reductions in rent were subject to termination by Kmart if Kevin E. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not elected to the Board of Directors, or as Chairman of the Board, at the meeting of stockholders on May 28, 1998 and Kmart increased the rent, which is currently being paid under protest. The additional rent payments through December 31, 1999 will amount to approximately $1.8 million. The Partnership accounts for its rental payments under the straight-line method, and the increase in rent through December 31, 1999 will be amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in annual rent expense will be approximately $288 thousand.


Year 2000 Readiness Disclosure

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result, some of these systems will not operate correctly after 1999 because they may interpret "00" to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

     The Partnership believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Partnership has commenced the process of modifying, upgrading and replacing any digital systems that have been assessed as adversely affected, and estimates that its compliance activities will be substantially completed no later than the first quarter of 1999. The Partnership estimates that the total costs of this effort during the 1998 and 1999 fiscal years will be less than $500,000, which is being funded through operating cash flows. These estimates are based on management's assumptions regarding future events, including the continued availability of necessary resources and the effectiveness of hardware and software solutions provided by third parties and by the Partnership's information technology staff.

     The Year 2000 Problem may also affect parties who provide critical goods and services to the Partnership, for example banks, credit card companies, utility providers and suppliers of raw and processed foodstuffs to the Partnership's restaurants and its Dynamic Foods operation. The Partnership is evaluating the extent to which the Partnership's operations are vulnerable to Year 2000 problems of its material vendors and is seeking assurance of their Year 2000 compliance status. Management believes that the Partnership's reliance upon large volumes of independent consumer transactions at 100 restaurant locations, operation of its own trucking fleet and utilization of the Dynamic Foods division to provide the majority of its food products limit some aspects of the Partnership's Year 2000 exposure. However, the Partnership's ability to assure Year 2000 compliance by many critical vendors is very limited. Year 2000 failures by one or more of these vendors could disrupt materially the ability of the Partnership to operate.

     The Partnership is in the process of preparing contingency plans to address the possibility of significant performance failures by its material vendors, which will include an analysis of advisable cash and inventory levels and identification of alternative suppliers of critical goods and services. These plans are expected to be completed by June 30, 1999. There is no assurance that the Partnership can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems. In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Partnership, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods may require the Partnership to close its restaurants until service can be resumed.

     The discussion of the Partnership's efforts, and management's expectations, relating to Year 2000 compliance includes certain statements that may constitute "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should one or more of these risks materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Partnership assumes no obligation to update any such forward-looking statements.


                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceeding

     (a) The Company filed a declaratory judgment lawsuit in State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), the Company's largest shareholder at that time. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

     (b) The Company and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee (consisting of Donald Dodson, Kevin Lewis, Alton Smith and Carlene Stewart), Kmart Corporation and its Pension Plan and Michael Levenson are Defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff has requested that the Court certify a class of other Plaintiffs who are similarly situated and seeks unspecified damages.

            The Plaintiff's allegations (all of which are disputed by the Company) include: (i) that accrued benefits under the Cavalcade Pension Plan have been improperly reduced, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Pension Plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates, (iv) rent concessions allowed to the Company by Kmart constituted prohibited transactions that have bestowed illegal benefits upon the Company and Mr. Lewis. The Court has deferred to February 1999 a scheduled hearing on all pending motions in recognition of the expressed desire of the parties to pursue mediation of the dispute with the objective of achieving a settlement of all claims, which is proceeding.

            The Company has been defending this litigation vigorously. Management believes that the Company, its affiliates and the Plan Committee have meritorious defenses to the claims made by the Plaintiff. Management also believes that the Cavalcade Pension Plan is adequately funded to satisfy existing benefit levels and that any increase in benefits that might result from this litigation could be paid by the Plan from Plan assets or from increased future contributions to the Plan in amounts that would not have a material adverse effect on the financial condition or results of operations of the Partnership. Because of the inherent uncertainty of litigation, management cannot offer assurance that the litigation will be resolved on terms that are favorable to the Partnership or that will avoid the incurrence of material expense by the Partnership.


Item 5.     Other Information

     (a)    Registration and Listing of 12% Senior Secured Notes

            The Partnership determined it would be in its best interest to register the 12% Senior Secured Notes due December 31, 2001 (the "12% Notes") with the Securities and Exchange Commission (the "Commission") under the Securities and Exchange Act of 1934, as amended, and to list the 12% Notes with the New York Stock Exchange. The registration statement with respect to the 12% Notes was filed with the Commission on September 29, 1998 and the 12% Notes began trading on the New York Stock Exchange on October 28, 1998.

Item 6.     Exhibits and Reports on Form 8-K

     (b)    Reports on Form 8-K

            A report on Form 8-K was filed on October 2, 1998 with respect to the appointment of Phillip Ratner as President and Chief Executive Officer of the Company and the related Employment Agreement, the Indemnification Agreement and the Nonqualified Stock Option Agreement between the Company and Mr. Ratner as of September 27, 1998.

            The Board of Directors of the Company increased the size of the board by one and elected Mr. Ratner to fill the newly created opening.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CAFETERIA OPERATORS, L.P.
         by FURR'S/BISHOP'S, INCORPORATED, its Managing General Partner






BY:  /s/Phillip Ratner                       /s/ Alton R. Smith
     ------------------------------          -----------------------------
     Phillip Ratner                          Alton R. Smith
     President and Chief Executive Officer   Principal Accounting Officer


DATE:   November 11, 1998