Form 10-K
period 1998-12-29
CAFETERIA OPERATORS LP
filed 1999-03-29
CIK 1013610

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                     FORM 10-K

                               ----------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended December 29, 1998
                                          OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 333-4578

                             CAFETERIA OPERATORS, L.P.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

                     DELAWARE                          75-2186655
         -------------------------------            -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

     3001 E. PRESIDENT GEORGE BUSH HWY., RICHARDSON, TX           75082
     --------------------------------------------------         ----------
          (Address of principal executive office)               (Zip Code)

         Registrant's telephone number, including area code  (972) 808-2923

     Securities registered pursuant to Section 12(b) of the Act:

               Title of each class              None of each exchange
            ------------------------             on which registered
            12% Senior Secured Notes           -----------------------
              due December 31, 2001            New York Stock Exchange

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
                            Yes  X   No
                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Portions of the definitive proxy statement of the Managing General Partner relating to its 1999 annual meeting of stockholders are incorporated by reference in Part III.

                             CAFETERIA OPERATORS, L.P.
                                     FORM 10-K
                                   ANNUAL REPORT


                                 TABLE OF CONTENTS
                                                                            Page

                                        PART I

Item 1.   Business.............................................................3
Item 2.   Properties...........................................................7
Item 3.   Legal Proceedings....................................................8
Item 4.   Submission of Matters to a Vote of Security Holders.................10

                                       PART II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters.....................................10
Item 6.   Selected Financial Data.............................................10
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................11
Item 8.   Financial Statements and Supplementary Data.........................16
Item 9.   Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................18

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant..................18
Item 11.  Executive Compensation..............................................18
Item 12.  Security Ownership of Certain Beneficial
              Owners and Management...........................................18
Item 13.  Certain Relationships and Related Transactions......................18

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports
              on Form 8-K.....................................................18

Signatures....................................................................23

                                        PART I

Item 1.   BUSINESS

GENERAL

     Cafeteria Operators, L.P. (the "Company") was organized in 1987 as a Delaware limited partnership and is one of the largest operators of family-style cafeteria restaurants in the United States. The Company's parent and Managing General Partner is Furr's/Bishop's, Incorporated (the "Parent"). The Company believes that its cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. The Company's 98 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. In addition, the Company operates Dynamic Foods, its food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of the Company's cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

FAMILY DINING DIVISION

     The Family Dining Division consists of 98 cafeterias and one pay-at-the-door buffet-style restaurant.

     CAFETERIAS. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. The Company's cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest prices per guest. Guest tickets for the fiscal years ended December 29, 1998 and December 30, 1997 averaged approximately $5.79 and $5.62, respectively. The Company's cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of the Company's cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

     Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. The Company's customer base consists principally of people over 45 years of age, shoppers, working people and young families.

     BUFFET. The Company's buffet-style restaurant features traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest. The buffet unit is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal years ended December 29, 1998 and December 30, 1997 averaged approximately $6.05 and $5.80, respectively.

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

DYNAMIC FOODS

     The Company operates Dynamic Foods, a food purchasing, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of the Company's family dining restaurants, providing the Company with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 1998, third party sales by Dynamic Foods aggregated $1.0 million.

     Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to the Company's restaurants and for sale to third parties. Currently, approximately 95% of Dynamic Food's manufacturing output is used at the Company's restaurants and the remainder is sold to third parties.

RESTAURANT MANAGEMENT

     The success of each restaurant's operation is largely dependent upon the quality of in-store management and mid-level supervisory management. Experienced and well trained in-store management is important to assure good service, quality food and the cleanliness of each restaurant, to control costs, and to monitor local eating habits and traffic.

     Each cafeteria and buffet is operated under the supervision of a general manager, an assistant general manager and one or two assistant managers. Each cafeteria generally employs between 40 and 70 workers, of whom approximately 20% are part-time workers. The buffet-style restaurant typically employs fewer persons as the "scatter-bar" concept reduces service staffing requirements.

     The general managers of the Company's family dining restaurants report to twelve regional managers who, in turn, report to the Vice President of Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all Company owned family dining units.

SERVICE MARKS AND TRADEMARKS

     The Company utilizes and is dependent upon certain registered service marks, including "Furr's Cafeterias," "Bishop Buffets" and "Dynamic Foods," and a stylized "F" trademarked by the Company. These and other trademarks are current and are renewable on dates ranging from October 1999 to February 2008. The Company is not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

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

WORKING CAPITAL REQUIREMENTS

     The Company's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Company have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivables and inventory related to such sales could require it to maintain additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

     Neither the Company nor any of its competitors has a significant share of the total food service market in any area in which the Company competes. The Company believes that its principal competitors are other cafeterias and buffets, moderately-priced, conventional restaurants, fast-food outlets and eat-at-home alternatives. Many of the Company's competitors, including its primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than the Company. The Company competes with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. The Company believes it offers existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

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

CAPITAL EXPENDITURE PROGRAM

     During the fiscal years ended December 29, 1998, December 30, 1997 and December 31, 1996, the Company expended $7.7 million, $5.6 million and $10.1 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct one new unit and improve the facility operated by Dynamic Foods. The Company believes that the aggregate level of capital expenditures over such period has been below that required to expand the Company's cafeteria operations and to remodel existing cafeterias as required by competitive conditions in the restaurant industry. The Company's capital expenditure program is necessary to enable the Company and its subsidiaries to increase their revenue and profitability.

     Subject to its ability to generate necessary funds from operations or to obtain funds from other sources, the Company intends to pursue a program of remodeling existing restaurants and opening new restaurants. The Company anticipates expending approximately $15 to $20 million in fiscal year 1999 to remodel existing cafeterias, open new restaurants and make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing to enable it to fully implement the desired capital expenditures. The Company's ability to open new restaurants will also depend, among other things, upon its ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

EMPLOYEES

     As of March 2, l999, the Company employed approximately 5,200 persons, of whom approximately 4,200 were employed on a full-time basis. The Company employed approximately 375 persons as managers or assistant managers of its restaurants, twelve persons as regional managers and approximately 70 persons in executive, administrative or clerical positions in the corporate office. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

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

Item 2.   PROPERTIES

     RESTAURANT LOCATIONS. The following table sets forth the number of restaurants operated by the Company in certain states as of March 2, 1999.

     STATE                       NUMBER OF RESTAURANTS
     -----                       ---------------------
     Arizona                               6
     Arkansas                              2
     California                            2
     Colorado                              9
     Illinois                              1
     Iowa                                  5
     Kansas                                7
     Missouri                              2
     Nevada                                2
     New Mexico                           15
     Oklahoma                             10
     Texas                                38
                                         ---
                                          99
                                         ---
                                         ---

     SITE SELECTION. The Company generally intends to reposition existing restaurants or open new restaurants in markets in which the Company's restaurants are presently located and in adjacent markets, in order to improve the Company's competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor the Company's restaurants and the occupancy cost of the proposed restaurant. The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases, its ability to attract and retain a sufficient number of qualified restaurant managers and the availability of sufficient financing.

     PROPERTIES. Forty-four of the Company's restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 12 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

     Dynamic Foods' food manufacturing and distribution facility contains approximately 175,000 square feet and is situated on approximately 24 acres owned in fee simple by the Company in Lubbock, Texas. In addition, a grocery warehouse of approximately 36,000 square feet and a truck terminal of approximately 7,200 square feet are located adjacent to the distribution facility.

     The Company recently moved its executive offices to the Dallas, Texas area. The Company leases approximately 28,000 square feet of office space in Richardson, Texas, which it believes will be adequate to conduct its current operations for the foreseeable future. The Company's former executive office building is owned in fee simple and is being sold.

     The Company leases eight properties under a master sublease, owns seven buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are leased to third parties or placed on the market for sale.

Item 3.   LEGAL PROCEEDINGS

     (1) The Internal Revenue Service (the "Service") has examined the federal income tax returns of certain subsidiaries of the Parent, including (i) Cavalcade Holdings, Inc. ("Holdings") (for each of the tax years ended June 30, 1985 through June 30, 1990), (ii) Cavalcade Foods, Inc. ("Foods") as successor in interest to Bishop Buffets, Inc. (for the tax period ended December 27, 1986), and (iii) Foods as successor in interest to Furr's Cafeterias, Inc. (for the tax period ended December 27, 1986). These entities were acquired from Michael Levenson and certain other investors in 1991 in connection with the conversion of the Company's business from partnership to corporate form; the asserted taxes relate to their activities prior to their acquisition.

     In 1997 the Service, Foods and Holdings entered into a negotiated settlement of pending tax litigation relating to the examined returns that determined the amount of tax due for the examined years to be $934 thousand in the aggregate, together with interest through the date of the settlement of approximately $1.6 million, which amounts continue to accrue interest at the rates specified by the Service. The Company has previously accrued liabilities with respect to such amounts. The current aggregate assets of Foods and Holdings are approximately $125 thousand, and they have proposed a settlement of the assessed taxes and interest to the Service in that amount, which is processing the proposal. The Service has not to date asserted liability for these amounts against the Company or any of its other subsidiaries; management cannot offer assurance that the Service will accept the proposed settlement offer by Holdings and Foods, or that the Service will not seek to assert liability against the Company or its other subsidiaries.

     The Service accepted a negotiated settlement with Holdings of $153 thousand in tax, plus interest from the date such amount was deemed payable, and has initiated the collections process. The Service accepted a negotiated settlement with Foods of $781 thousand in tax, plus interest from the date such amount was deemed payable, and has initiated the collections process. Holdings and Foods have each submitted offers in compromise to the Service and will attempt to negotiate payment of a lesser amount.

     (2) On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Parent, Michael
J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Company,the Parent, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co. Inc. ("Cavalcade"), individual members of the Board of Directors of the Parent, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former holders of the 11% Senior Secured Notes ("11% Notes"), Deloitte & Touche LLP, Kmart Corporation ("Kmart") and certain partners and employees of the foregoing, alleging, among other things, that the Parent and certain defendants conspired to wrest control of the Parent away from the Levensons by fraudulently inducing them to transfer their working control of the Parent through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Parent to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16.4 million, as well as punitive damages.

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

     In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim was "no more than $400 million." In July 1997, the Parent reached a settlement of the litigation, in which all settling defendants, including its current and former directors and officers, the Company, Furr's/Bishop's Cafeterias, L.P. and Cavalcade received mutual releases with respect to all matters alleged in the litigation and the Parent made a payment to the plaintiffs of a net amount of approximately $275 thousand.

     The Company was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors of the Parent and certain of their affiliated entities, pursuant to the Parent's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith. During 1997, the Company recorded special charges aggregating $4.9 million against results of operations to recognize the estimated cost of such indemnification. The Company negotiated agreements with each of the parties whose indemnity claim was outstanding at year end and during 1998 either made cash payments or issued 10.5% unsecured notes in settlement of such claims. "See Item 13. Certain Relationships and Related Transactions."

     (3) The Company, the Parent and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff requested that the Court certify a class of other plaintiffs who are similarly situated and sought unspecified damages.

     The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Parent from Kmart effected by Mr. Levenson and his affiliates in 1988, (iv) rent concessions allowed to the Company by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Parent and Mr. Lewis.

     The Company, the Parent, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (i) confirmation by an independent actuary of the calculations that support the proposed settlement and (ii) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. It is expected that the Agreement will be filed with the court shortly and that the required hearing would be completed in the late second or early third quarter of 1999. The Company is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described herein.

     As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company has recognized a special charge of $5.8 million in the fourth quarter of 1998, of which $2.2 million relates to resolution of the IRS audit and is not contingent upon actuarial review or the fairness hearing in the Aull litigation.

     The anticipated cash impact of the settlement on the Company includes payment in 1999 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1.7 million in 2000 and approximately $850 thousand in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 thousand to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Company's planned operations.

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

Item 6.   SELECTED FINANCIAL DATA (in thousands, except per share data)


Fiscal Years Ended
----------------------------------------------------------------------------------------------
                                 Dec 29,      Dec 30,      Dec 31,     Jan 2,       Jan 3,
                                  1998         1997         1996        1996         1995
                                  ----         ----         ----        ----         ----
Sales (1)                       $188,208     $193,530     $197,196    $209,769     $224,819

Income (loss) before
 extraordinary item                  113       (4,740)       8,550     (37,154)     (19,710)

Total assets                      81,371       77,314       86,342      86,066      103,430

   Long term obligations (3)      81,791       78,877       82,824      88,019      234,185

(1) The Company closed four restaurants in 1998, eight restaurants in 1997, five restaurants in 1996, fourteen restaurants in 1995 and fourteen restaurants in 1994.
(2) Includes a net extraordinary gain of $170,239 from financial restructuring transactions in the fourth quarter of the fiscal year ended January 2, 1996.
(3)  Includes $17,882, $23,374, $28,867 and $33,413 of interest accrued to maturity on long-term debt in fiscal year ended December 29, 1998, December 30, 1997, December 31, 1996 and January 2, 1996, respectively and $202,453 of long-term debt that was classified as current for the fiscal year ended January 3, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52-53 week year. Each of the last three fiscal years included 52 weeks.

     The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                                     1998          1997          1996
                                                     ----          ----          ----
Statement of operations data:
Sales                                              $188,208     $ 193,530     $ 197,196
Costs and expenses:
  Cost of sales (excluding depreciation)             55,801        58,292        61,327
  As a percent of sales                               29.65%        30.12%        31.10%
  Selling, general and administrative               114,022       118,262       118,066
  As a percent of sales                               60.58%        61.11%         59.87%

  Depreciation and amortization                      10,081        10,873        10,152
  Special charges (credits)                           7,941        10,554        (1,138)

  Total costs and expenses                          187,845       197,981       188,407
                                                   --------     ---------     ---------
Operating income (loss)                                 363        (4,451)        8,789
Interest expense                                        250           289           239
                                                   --------     ---------     ---------
Net income (loss)                                  $    113     $  (4,740)    $   8,550
                                                   --------     ---------     ---------
                                                   --------     ---------     ---------

Restaurant units in operation:
    Beginning of year                                   103           110           115
    Opened                                               -              1             -
    Closed                                               (4)           (8)           (5)
                                                   --------     ---------     ---------
  End of year                                            99           103           110
                                                   --------     ---------     ---------
                                                   --------     ---------     ---------
Year over year comparable store sales
  change (for units open at year end and
  which operated the full year)                        2.98%         0.31%         0.04%
                                                   --------     ---------     ---------
                                                   --------     ---------     ---------
Average weekly sales per restaurant unit
  (for units open at year end and which
  operated the full year)                          $ 35,621     $  34,426     $  33,449
                                                   --------     ---------     ---------
                                                   --------     ---------     ---------

FIFTY-TWO WEEKS ENDED DECEMBER 29, 1998 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 30, 1997

     RESULTS OF OPERATIONS. Sales for the fifty-two week fiscal year ended December 29, 1998 were $188.2 million, a decrease of $5.3 million from the fiscal year ended December 30, 1997. The operating income for the 1998 fiscal year was $363 thousand compared to a loss of $4.5 million in fiscal year 1997. The operating results of fiscal 1998 included special charges of $7.9 million compared to net special charges of $10.5 million in the prior year. The net income for fiscal 1998 was $113 thousand, compared to a net loss of $4.7 million for fiscal 1997.

     SALES. Restaurant sales in comparable units were 2.98% higher in fiscal 1998 than 1997. Sales in 1998 were lower than the prior year by $9.7 million as a result of the closure of four units in 1998 and eight units in 1997. Revenues in fiscal year 1998 included $1.0 million of Dynamic Foods sales to third parties.

     COST OF SALES. Cost of sales was 29.6% of sales for fiscal year 1998 compared to 30.1% for fiscal year 1997. The decrease in the percentage of sales was principally the result of lower product costs that were partially offset by changes in the menu mix.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $4.2 million in fiscal year 1998. Of the decrease, $6.1 million was due to operating results including fewer units. SG&A expense includes increases of $813 thousand in labor and related expense, $560 thousand in legal and professional expense, $452 thousand in marketing expense and $308 thousand in rent expense. SG&A expense includes a decrease of $355 thousand in utility expense.

     SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1998 include special charges aggregating $7.9 million. Included in the total are charges of $6.2 million for the estimated costs of litigation settlements, $1.5 million for expenses related to closed stores and the writeoff of certain properties and $259 thousand for the writeoff of the deferred costs associated with warrants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $792 thousand lower than the prior year, due to the reduction in carrying value of certain depreciable assets in 1997 in accordance with statement of Financial Accounting Standards ("SFAS") 121 partially offset by the depreciation on capital expenditures in the current year.

     INTEREST EXPENSE. Interest expense was $250 thousand, which was lower than the prior year by $39 thousand. In accordance with SFAS 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments of interest not recorded as expense in 1998 amounted to $5.5 million.

FIFTY-TWO WEEKS ENDED DECEMBER 30, 1997 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 31, 1996

     RESULTS OF OPERATIONS. Sales for the fifty-two week fiscal year ended December 30, 1997 were $193.5 million, a decrease of $3.7 million from the fiscal year ended December 31, 1996. The operating loss for the 1997 fiscal year was $4.5 million compared to operating income of $8.8 million in fiscal 1996. The operating results of fiscal 1997 included net special charges of $10.6 million and the results of fiscal 1996 included net special credits of $1.1 million. The net loss for fiscal 1997 was $4.7 million, compared to net income of $8.6 million for fiscal 1996.

     SALES. Comparable store sales were 0.31% higher in fiscal 1997 than 1996. Sales in 1997 were lower than the prior year by $4.9 million as a result of the closure of eight units in 1997 and five units in 1996. Sales in fiscal 1997 included $1.7 million of Dynamic Foods sales to third parties.

     COST OF SALES. Cost of sales was 30.1% of sales for fiscal year 1997 compared to 31.1% for fiscal year 1996. The decrease in the percentage of sales was primarily the result of higher ticket averages from changes in the menu mix and price increases, combined with flat to slightly lower product costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was $196 thousand higher than the prior fiscal year. The change over the prior year included increases of $1.4 million in marketing expense and $231 thousand in hourly labor, which were partially offset by decreases of $1.1 million in salaries and labor related costs and $236 thousand in corporate expense. The remaining change was primarily due to there being fewer units included in operating results.

     SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1997 include net special charges aggregating $10.5 million, compared to net special credits of $1.1 million in the prior fiscal year. The charges in fiscal 1997 were to recognize $6.9 million of property, plant and equipment write downs and closed store reserves and $4.9 million related to the Levenson litigation and related indemnity, which were partially offset by a credit of $1.3 million related to the settlement of a lawsuit. The credits in the prior fiscal year resulted primarily from the sale of certain trademarks and insurance proceeds for a 1994 claim.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $721 thousand higher than the prior fiscal year, due to depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

     INTEREST EXPENSE. Interest expense for fiscal year 1997 was $289 thousand, compared to $239 thousand in the prior fiscal year. In accordance with SFAS 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments of interest not recorded as expense in 1997 amounted to $5.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement requires that all derivatives be recognized on the balance sheet, measured at fair value. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES:

     During fiscal 1998, cash provided from operating activities of the Company was $21.7 million compared to $10.6 million in 1997. Cash used for the payment of interest was approximately $5.7 million in 1998 and $5.5 million 1997. The Company made capital expenditures of $7.7 million during 1998 compared to $5.6 million during 1997. Cash, temporary investments and marketable securities were $11.5 million at December 29, 1998 compared to $4.4 million at December 30, 1997. The current ratio of the Company was .70:1 at December 29, 1998 compared to .48:1 at December 30, 1997. The Company's total assets at December 29, 1998 aggregated $81.4 million compared to $77.3 million at December 30, 1997.

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

     The Company has outstanding $63.6 million of 12% Notes due December 31, 2001, including $17.9 million of accrued interest. Under the terms of the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Company under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Company and mortgages on all fee and leasehold properties of the Company (to the extent such properties are mortgageable).

     The Company has outstanding $2.6 million of 10.5% Notes due December 31, 2001. Under the terms of the 10.5% Notes, a semi-annual cash interest payment of approximately $133 thousand is due on each June 30 and December 31. These notes were issued as payment of a portion of the indemnification obligation related to the Levenson litigation.

     The Company intends to pursue a program of remodeling existing cafeterias and opening new restaurants. The Company anticipates expending approximately $15 to $20 million in fiscal year 1999 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to fully implement the anticipated capital expenditures.

     The Company, from time to time, considers whether disposition of certain of its assets, including its food processing and distribution operations, real estate owned in fee simple and leasehold interests or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Company and in order to increase shareholder value.

     In 1993, the Company entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart if Mr. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. Kmart in June 1998 demanded that the Company pay increased rents, which the Company has done while reserving its right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, the Company will pay additional rent of approximately $1.8 million through December 31, 2001, including $679 thousand additional rent paid in 1998. Because the Company accounts for its rental payments under the straight-line method, the purported increase in rent through December 31, 1998 is being amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in annual rent expense amounted to approximately $168 thousand for fiscal 1998 and for fiscal 1999 will amount to approximately $288 thousand.

     The Company and the Parent and certain of its subsidiaries and other defendants entered into a definitive settlement agreement that would resolve all outstanding claims among them related to the litigation and IRS audit of the Company's pension plan. The agreement is subject to confirmation by an independent actuary of the calculations that support the proposed settlement and approval of the settlement as "fair" to all members of the plaintiff class by the court. The anticipated cash impact of the settlement on the Company includes payment in 1999 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1.7 million in 2000 and approximately $850 thousand in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan.

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

     The Company believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Company has commenced the process of modifying, upgrading and replacing any digital systems that have been assessed as adversely affected, and estimates that its compliance activities will be substantially completed no later than the first quarter of 1999. The Company estimates that the total costs of this effort during the 1998 and 1999 fiscal years will be less than $500 thousand, which is being funded through operating cash flows.

These estimates are based on management's assumptions regarding future events, including the continued availability of necessary resources and the effectiveness of hardware and software solutions provided by third parties and by the Company's information technology staff.

     The Year 2000 Problem may also affect parties who provide critical goods and services to the Company, for example banks, credit card companies, utility providers and suppliers of raw and processed foodstuffs to the Company's restaurants and its Dynamic Foods operation. The Company is evaluating the extent to which the Company's operations are vulnerable to Year 2000 problems of its material vendors and is seeking assurance of their Year 2000 compliance status. Management believes that the Company's reliance upon large volumes of independent consumer transactions at 100 restaurant locations, operation of its own trucking fleet and utilization of the Dynamic Foods division to provide the majority of its food products limit some aspects of the Company's Year 2000 exposure. However, the Company's ability to assure Year 2000 compliance by many critical vendors is very limited. Year 2000 failures by one or more of these vendors could disrupt materially the ability of the Company to operate.

     The Company is in the process of preparing contingency plans to address the possibility of significant performance failures by its material vendors, which will include an analysis of advisable cash and inventory levels and identification of alternative suppliers of critical goods and services. These plans are expected to be completed by June 30, 1999. There is no assurance that the Company can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems. In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Company, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Company to close its restaurants until service can be resumed.

     The discussion in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the Company's plans, and management's expectations, relating to the Company's business, including Year 2000 compliance includes certain statements that may constitute "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should one or more of these risks materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company assumes no obligation to update any such forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in commodity prices. The Company purchases certain commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

     The Company's long term debt does not expose it to market risk as all interest accrues at fixed rates. The Company does not use derivative financial instruments to manage overall borrowing costs.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's fiscal year is a 52-53 week year. Each of the 1998, 1997 and 1996 Fiscal years included 52 weeks.

Index to Consolidated Financial Statements and Financial Schedule
                                                                           Page
                                                                            No.
                                                                           ----
Independent Auditors' Report                                                F-1

Consolidated Balance Sheets--
December 29, 1998 and December 30, 1997                                     F-2

Consolidated Statements of Operations --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996      F-4

Consolidated Statements of Changes in Partners' Deficit --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996      F-5

Consolidated Statements of Cash Flows --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996      F-6

Notes to Consolidated Financial Statements --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996      F-8

Financial Statement Schedule --
     The Financial Statement Schedule filed as a part of this report
     is listed in "Index to Financial Statement Schedules" at Item 14       S-1

                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Comprising Item 8 of the Annual Report
                                on Form 10-K to the

                         SECURITIES AND EXCHANGE COMMISSION

                             CAFETERIA OPERATORS, L.P.
 Fiscal Years Ended December 29, 1998, December 30, 1997, and December 31, 1996

                            INDEPENDENT AUDITORS' REPORT


To the Partners
Cafeteria Operators, L.P.

We have audited the accompanying consolidated financial statements of Cafeteria Operators, L.P. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cafeteria Operators, L.P. and subsidiaries as of December 29, 1998 and December 30, 1997 and the results of their operations and their cash flows each for the years in the three-year period ended December 29, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG LLP
Dallas, Texas
February 5, 1999

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated)

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1998 AND DECEMBER 30, 1997
(Dollars in Thousands)
----------------------

                                                           December 29,    December 30,
ASSETS                                                         1998           1997
------                                                         ----           ----
CURRENT ASSETS:
  Cash and cash equivalents                                $    11,478     $     4,395
  Accounts and notes receivable (net of allowance for
    doubtful accounts of $14 and $29, respectively)                623             856
  Inventories                                                    7,014           6,038
  Prepaid expenses and other                                       442           1,122
                                                           -----------     -----------
          Total current assets                                  19,557          12,411
                                                           -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                           9,119           9,119
  Buildings                                                     30,779          32,667
  Leasehold improvements                                        21,040          18,590
  Equipment                                                     40,433          41,340
  Construction in progress                                       2,144             797
                                                           -----------     -----------

                                                               103,515         102,513

  Less accumulated depreciation and amortization               (55,195)        (49,729)
                                                           -----------     -----------
          Property, plant and equipment, net                    48,320          52,784

RECEIVABLE FROM AFFILIATES, NET                                 12,991          11,604

OTHER ASSETS                                                       503             515
                                                           -----------     -----------
          TOTAL ASSETS                                     $    81,371     $    77,314
                                                           -----------     -----------
                                                           -----------     -----------

                                                                    (Continued)

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated)

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1998 AND DECEMBER 30, 1997
(Dollars in Thousands)
----------------------

                                                           December 29,    December 30,
LIABILITIES AND PARTNERS' DEFICIT                              1998            1997
---------------------------------                              ----            ----
CURRENT LIABILITIES:
  Current maturities of long-term debt                     $     5,493     $     5,493
  Trade accounts payable                                         3,990           4,212
  Other payables and accrued expenses                           17,199          15,008
  Reserve for store closings - current portion                   1,316           1,344
                                                           -----------     -----------
          Total current liabilities                             27,998          26,057

RESERVE FOR STORE CLOSINGS, NET OF CURRENT PORTION               3,280           3,331

LONG-TERM DEBT, NET OF CURRENT PORTION                          60,712          66,205

OTHER PAYABLES                                                  15,586           7,179

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
  NET OF AMORTIZATION                                            2,330           2,837

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                              (28,535)        (28,295)
                                                           -----------     -----------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                    $    81,371     $    77,314
                                                           -----------     -----------
                                                           -----------     -----------

See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated)

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (Dollars in Thousands)
----------------------

                                            December 29, 1998   December 30, 1997   December 31, 1996
                                            -----------------   -----------------   -----------------
Sales                                          $   188,208         $   193,530          $   197,196
Costs and expenses:
  Cost of sales (excluding depreciation)            55,801              58,292               61,327
  Selling, general and administrative              114,022             118,262              118,066
  Depreciation and amortization                     10,081              10,873               10,152
  Special charges (credits)                          7,941              10,554               (1,138)
                                               -----------         -----------          -----------
                                                   187,845             197,981              188,407
                                               -----------         -----------          -----------
Operating income (loss)                                363              (4,451)               8,789

  Interest expense                                     250                 289                  239
                                               -----------         -----------          -----------
Net income (loss)                              $       113         $    (4,740)         $     8,550
                                               -----------         -----------          -----------
                                               -----------         -----------          -----------

See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FISCAL YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1997 AND DECEMBER 29, 1998 (Dollars in Thousands)
----------------------

                                                                      Accumulated
                                                                         Other
                                         General        Limited      Comprehensive
                                         Partners       Partners         Loss          Total
                                         --------       --------         ----          -----
BALANCE, JANUARY 2, 1996                 $ (44,635)     $ 14,972       $  (5,283)    $ (34,946)

  Comprehensive income:
  Net income                                 8,550                                       8,550
  Pension liability adjustment                                             2,429         2,429
                                                                                     ---------
Total comprehensive income                                                              10,979
                                         ---------      --------       ---------     ---------
BALANCE, DECEMBER 31, 1996                 (36,085)       14,972          (2,854)      (23,967)

  Distributions                                 62                                          62

  Comprehensive income (loss):
  Net loss                                  (4,740)                                     (4,740)
  Pension liability adjustment                                               350           350
                                                                                     ---------
Total comprehensive loss                                                                (4,390)
                                         ---------      --------       ---------     ---------

BALANCE, DECEMBER 30, 1997                 (40,763)       14,972          (2,504)      (28,295)

  Comprehensive income (loss):
  Net income                                   113                                         113
  Pension liability adjustment                                              (353)         (353)
                                                                                     ---------
Total comprehensive loss                                                                  (240)
                                         ---------      --------       ---------     ---------
BALANCE, DECEMBER 29, 1998               $ (40,678)     $ 12,143       $  (2,857)    $ (28,535)
                                         ---------      --------       ---------     ---------
                                         ---------      --------       ---------     ---------

See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (Dollars in Thousands)
----------------------

                                                   December 29, 1998   December 30, 1997   December 31, 1996
                                                   -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $       113         $    (4,740)        $     8,550
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization                          10,081              10,873              10,152
    Loss (gain) on sale of property,
      plant and equipment and other assets                    (50)                 76                 365
    Provision for closed
      store reserves                                          285                 150                 (29)
    Special charges (credits)                               7,835               5,567                (699)
    Deferred charges (credits)                                (48)                495                 808

    Changes in operating assets and liabilities:
      Decrease in restricted cash                                                                     800
      (Increase) decrease in accounts and notes
        receivable                                            233                 329                (441)
      (Increase) decrease in inventories                     (976)               (317)                109
      (Increase) decrease in prepaid expenses
        and other                                             681                (815)              1,049
      Increase (decrease) in trade accounts
        payable                                              (222)             (1,286)                424
      Increase (decrease) in other payables
        and accrued expenses                                2,191                 112              (3,179)
      Increase (decrease) in other payables, including
        accrued pension cost                                1,545                 142                (123)
                                                      -----------         -----------         -----------
      Net cash provided by operating activities            21,668              10,586              17,786
                                                      -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (7,718)             (5,638)            (10,133)
  Expenditures charged to reserve for
    store closings                                         (1,371)               (982)             (2,077)
  Proceeds from the sale of property, plant
    and equipment and other assets                          1,205                 199               2,019
  Other, net                                                   16                  15                  62
                                                      -----------         -----------         -----------
          Net cash used in investing
            activities                                     (7,868)             (6,406)            (10,129)
                                                      -----------         -----------         -----------


                                                                    (Continued)

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (Dollars in Thousands)

                                                   December 29, 1998   December 30, 1997   December 31, 1996
                                                   -----------------   -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of indebtedness                             $    (5,493)        $    (5,493)        $    (3,767)
  Issuance of indebtedness                                  2,551
  Paid to affiliates                                       (1,387)               (476)               (627)
  Other, net                                                  163                 (35)                241
                                                      -----------         -----------         -----------
      Net cash used in financing activities                (6,717)             (3,453)             (4,153)
                                                      -----------         -----------         -----------
INCREASE IN CASH AND CASH EQUIVALENTS                       7,083                 727               3,504

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                      4,395               3,668                 164
                                                      -----------         -----------         -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                      $    11,478         $     4,395         $     3,668
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest paid, including $5,493, $5,493 and $3,753
    of interest classified as payment of
    indebtedness during the fiscal years
    ended December 29, 1998, December 30, 1997
    and December 31, 1996, respectively               $     5,736         $     5,500         $     3,774
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------
  Pension liability adjustment                        $       353         $      (350)        $    (2,429)
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------

See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
------------------------------------------
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (Dollars in Thousands)
----------------------

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

FISCAL YEAR - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. Each of the fiscal years presented represents a 52-week year.

BUSINESS SEGMENTS - The Company operates in two vertically integrated operating segments, namely the operation of food purchasing, processing, warehousing and distribution of products and the operation of cafeterias, including food preparation and retail sales, in twelve states in the Southwest, West and Midwest areas of the United States.

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

PREPAID EXPENSES AND OTHER - As of December 29, 1998 and December 30, 1997, this account balance included prepaid rent of $0 and $580, respectively, along with other assets recorded in the ordinary course of business.

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

VALUATION OF LONG-LIVED ASSETS - Effective January 2, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company recorded special charges of $419 for the year ended December 29, 1998, $2,139 for the year ended December 30, 1997 and $7,772 for the year ended December 31, 1996 to recognize the write-down of certain assets in property, plant and equipment to estimated fair value, based on expected future cash flows. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than the carrying amount.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $3,777, $3,455 and $2,085 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

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

The Agreement in Principle provided for (i) the exchange of an aggregate of approximately $249,344 of debt of the Company for the issuance of $40,000 principal amount of new senior secured notes of the Company due 2001 pursuant to a new indenture and 95% of the limited partner interest of the Company, (ii) the exchange of warrants to purchase an aggregate of approximately 21.5% of the Company's common stock for options to acquire an aggregate of 95% of a new class of common stock of the Parent ("Common Stock") and new five year warrants to purchase an aggregate of 1% of the fully diluted Common Stock, (iii) the exchange of $6,117 of other obligations of the Company for the issuance of $1,700 principal amount of new senior secured notes of the Company due 2001 pursuant to a new indenture, (iv) the exchange of $11,737 of debt of Cavalcade Foods, Inc., an indirect subsidiary of the Parent ("Foods"), for options to acquire 2.5% of the Common Stock and an interest in certain land owned by a subsidiary of the Parent and (v) the exchange of the Parent's outstanding shares of Class A Common, Class B Common and Convertible Preferred Stock for an aggregate of 2.5% of the Common Stock and five year warrants to purchase an aggregate of 4% of the fully diluted Common Stock (together, the "Restructuring"). The

Restructuring became effective upon approval of the stockholders at a meeting held January 2, 1996.

The Restructuring has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), under which the transactions include both a partial settlement and modification of terms. The fair value of the 95% limited partner interest issued in connection with the Restructuring was estimated based upon discounted cash flows anticipated from the reorganized business and was recorded as partial settlement of the indebtedness. The remaining indebtedness was recorded at the sum of all future principal and interest payments and, accordingly, interest expense is no longer recognized on the restructured debt. The amounts of indebtedness subject to modification in excess of the amount recorded in accordance with SFAS 15 was recorded in the 1995 fiscal year as an extraordinary gain, net of all expenses associated with the Restructuring.

3.   OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                            December 29,      December 30,
                                                1998              1997
                                                ----              ----
     Taxes other than income taxes           $ 4,065            $ 3,999
     Salaries, wages and commissions           4,048              3,642
     Insurance                                 3,980              3,137
     Legal and accounting expenses             2,040                210
     Rent                                      1,056              1,019
     Gift certificates outstanding             1,031                918
     Utilities                                   534                621
     Other payables and accrued expenses         445                261
     Restructuring expenses                                       1,201
                                             -------           --------
                                             $17,199           $ 15,008
                                             -------           --------
                                             -------           --------

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

Effective December 30, 1997, as part of the payment of the cost of indemnification related to the litigation described in Note 8, the Company recorded $2,551 of 10.5% Notes, due December 31, 2001. Payments of interest on these notes are due each June 30 and December 31.

Long-term debt consists of the following:

                                                       Stated
                                                      Maturity   December 29,   December 30,
                                                        Date         1998           1997
                                                                     ----           ----
     12% Notes, including interest accrued through
     maturity of $17,882 and $23,375, respectively      2001       $63,654        $69,147
     10.5% Notes                                        2001         2,551          2,551
                                                                   -------        -------
                                                                    66,205         71,698

     Current maturities of long-term debt                           (5,493)        (5,493)
                                                                   -------        -------
     Long-term debt                                                $60,712        $66,205
                                                                   -------        -------
                                                                   -------        -------

At December 29, 1998, the scheduled aggregate amount of all maturities of long-term debt and interest classified as long-term debt are as follows:

     1999          $  5,493
     2000             5,493
     2001            55,219
                   --------
                   $ 66,205
                   --------
                   --------

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

7.   EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan for which benefit accruals were frozen effective June 30, 1989. The funding policy is to make the minimum annual contribution required by applicable regulations. Pension expense was $4,311 (including $4,215 in special charges), $250 and $590 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

The Company is subject to the additional minimum liability requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Company's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of December 29, 1998 and December 30, 1997, the Company recorded an increase of $353 in 1998 and a decrease of $350 in 1997 to the noncurrent pension liability with corresponding offsets to partners' deficit.

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                                     Years Ended
                                                     ------------------------------------------
                                                     December 29,   December 30,   December 31,
                                                         1998           1997           1996
                                                         ----           ----           ----
Accumulated benefit obligation end of year             $18,207        $12,603        $11,948
                                                       -------        -------        -------
                                                       -------        -------        -------
Change in projected benefit obligation
  Projected benefit obligation at beginning of year    $12,603        $11,948        $14,211
  Service cost                                               -              -              -
  Interest cost                                            832            859            903
  Actuarial (gain) loss                                  1,027            891         (1,995)
  Benefits paid                                         (1,170)        (1,095)        (1,171)
  Cost of IRS and litigation settlements                 4,915              -              -
                                                       -------        -------        -------
  Projected benefit obligation at end of year           18,207         12,603         11,948
                                                       -------        -------        -------

Change in plan assets
  Fair value of plan assets at beginning of year        11,808         10,803         10,349
  Actual return on plan assets                           1,407          1,848            746
  Employer contribution                                     50            251            879
  Kmart contribution to IRS and
    litigation settlement                                  700              -              -
  Benefits paid                                         (1,170)        (1,094)        (1,171)
                                                       -------        -------        -------
  Fair value of plan assets at end of year              12,795         11,808         10,803
                                                       -------        -------        -------
Funded status                                           (5,412)          (795)        (1,145)

Unrecognized net loss from past experience
  different from that assumed and effects of
  changes in assumptions                                 2,857          2,504          2,854
                                                       -------        -------        -------
Unrecognized prior service cost                              -              -              -
                                                       -------        -------        -------
Net amount recognized                                  $(2,555)       $ 1,709        $ 1,709
                                                       -------        -------        -------
                                                       -------        -------        -------
Amounts recognized in the statement of financial
  position consist of:
    Accrued benefit cost                               $(5,412)       $  (795)       $(1,145)
    Intangible asset                                         -              -              -
    Accumulated other comprehensive loss                 2,857          2,504          2,854
                                                       -------        -------        -------
    Net amount recognized                              $(2,555)       $ 1,709        $ 1,709
                                                       -------        -------        -------
                                                       -------        -------        -------



Major assumptions:

Discount rate                                             6.50%          7.00%          7.75%
Expected long-term rate of return on
  plan assets                                             9.00%          9.00%          9.00%


Effective December 29, 1998, for purposes of calculating benefit obligations, the assumed discount rate decreased from 7.00% to 6.50% to reflect the current financial market for high-quality debt instruments. There have been no other changes in the plan's major actuarial assumptions for the two years ended December 29, 1998.

The components of net periodic pension cost for the years ended December 29, 1998, December 30, 1997 and December 31, 1996 are as follows:

                                                          1998     1997     1996
                                                        ------    -----    -----
     Service cost - benefits earned during the period   $    -    $   -    $   -
     Interest cost on projected benefit obligation         832      859      903
     Expected return on plan assets                       (886)    (806)    (764)
     Amortization of prior service cost                      -        -        -
     Amortization of transition asset                        -        -        -
     Recognized actuarial (gain) loss                      150      197      451
                                                        ------    -----    -----
     Net periodic pension cost                              96      250      590
     Cost of IRS and litigation settlements
     (net of Kmart contribution)                         4,215
                                                        ------    -----    -----
     Total pension cost                                 $4,311    $ 250    $ 590
                                                        ------    -----    -----
                                                        ------    -----    -----


The Company also has a voluntary savings plan (the "401(k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors of the Parent. Administrative expenses paid by the Company for the years ended December 29, 1998, December 30, 1997, and December 31, 1996 amounted to $8, $8 and $7, respectively.

8.   COMMITMENTS AND CONTINGENCIES

The Company leases restaurant properties under various noncancelable operating lease agreements which expire between 1999 and 2015 and require various minimum annual rentals. Certain leases contain escalation clauses. Further, many leases have renewal options ranging from one five-year period to ten five-year periods. Certain of the leases also require the payment of property taxes, maintenance charges, advertising charges, insurance and parking lot charges, and additional rentals based on percentages of sales in excess of specified amounts.

In 1993, the Company entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart if Mr. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. Kmart in June 1998 demanded that the Company pay increased rents, which the Company has done while reserving its right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, the Company will pay additional rent of approximately $1,800 through December 31, 2001, including $679 additional rent paid in 1998. Because the Company accounts for its rental payments under the straight-line method, the purported increase in rent through December 31, 1998 is being amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in rent expense amounted to approximately $168 in fiscal 1998.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of December 29, 1998:

                                                  Minimum     Sublease
                                                    Rent      Income
                                                  --------    --------
                  1999                            $ 9,004     $  980
                  2000                              9,739        893
                  2001                              9,352        861
                  2002                              8,918        686
                  2003                              6,437        472
          For the remaining terms of the leases    28,109      1,716


Total rental expense included in the statements of operations is $10,659, $11,036 and $10,916, which includes $1,075, $1,029 and $1,077 of additional rent based on net sales, for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively. The results of operations include sublease rent income of $899, $800 and $760 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Company's equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.

On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Parent, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Parent, the Company, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co., Inc. ("Cavalcade"), individual members of the Board of Directors of the Parent, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former 11% Noteholders, Deloitte & Touche LLP, Kmart and certain partners and employees of the foregoing, alleging, among other things, that the Parent and certain defendants conspired to wrest control of the Parent away from the Levensons by fraudulently inducing them to transfer their working control of the Parent through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Parent to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16,425, as well as punitive damages.

On October 6, 1995, the Levensons filed a Notice of Non-Suit as to certain of the defendants, including the Parent, the Company, Furr's/Bishop's Cafeterias, L.P., Cavalcade, and specific individual members of the Board of Directors (other than William E. Prather and Kevin E. Lewis) and amended their complaint. As a result of such Notice of Non-Suit, the named entities and individuals were no longer defendants in the Levenson litigation. In addition, Deloitte & Touche LLP settled with the plaintiffs and were voluntarily dismissed from the case.

In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim was "no more than $400 million." In July 1997, the Parent reached a settlement of the litigation, in which all settling defendants, including its current and former directors and officers, the Company, Furr's/Bishop's Cafeterias, L.P. and Cavalcade, received mutual releases with respect to all matters alleged in the litigation and the Company made a payment to the plaintiffs of a net amount of approximately $275.

The Company was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors of the Parent and certain of their affiliated entities, pursuant to the Parent's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% Notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith. During 1997, the Company recorded special charges against results of operations aggregating $4,900 to recognize the estimated cost of such indemnification. The Company negotiated agreements with each of the parties whose indemnity claim was outstanding at the end of 1997 and during fiscal 1998 either made cash payments or issued
10.5% unsecured notes (see Note 4) in satisfaction of such claims.

The Company, the Parent and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff requested that the Court certify a class of other plaintiffs who are similarly situated and sought unspecified damages.

The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates in 1988, (iv) rent concessions allowed to the Company by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Company and Mr. Lewis.

The Company, the Parent, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (1) confirmation by an independent actuary of the calculations that support the proposed settlement and (2) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. It is expected that the Agreement will be filed with the court shortly and that the required hearing would be completed in the late second or early third quarter of 1999. The Company is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described.

As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company has recognized a special charge of $5,786 in the fourth quarter of 1998, of which approximately $2,200 relates to resolution of the IRS audit and is not contingent upon actuarial review or the fairness hearing in the Aull litigation.

The anticipated cash impact of the settlement on the Company includes payment in 1999 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1.700 in 2000 and approximately $850 in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Company's planned operation.

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   Thirteen Weeks Ended
                                   -------------------------------------------------
                                   March 31     June 30      Sept 29    December 29
                                   --------     -------      -------    ------------
Year ended December 29, 1998:
       Sales                       $ 46,212     $ 48,032    $ 48,011     $ 45,953
       Gross profit (1)              32,461       33,606      33,655       31,847
       Net income (loss) (2)          2,175        2,325       2,177       (6,564)

                                                   Thirteen Weeks Ended
                                   -------------------------------------------------
                                    April 1      July 1     Sept 30      December 30
                                    -------      ------     -------      -----------
Year ended December 30, 1997:
       Sales                       $ 47,353     $ 49,787    $ 49,376     $  47,014
       Gross profit (1)              32,747       34,523      34,268        32,680
       Net Income (loss) (2)         (1,544)       1,436      (5,955)        1,323


       (1) Gross profit is computed using cost of sales including depreciation expense.
       (2)  See Note 13 Special Charges and Credits

10.  OTHER RELATED PARTY TRANSACTIONS

On June 7, 1996, the Company, Cafeteria Operators, L.P. and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. In September 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. Mr. Lewis subsequently resigned as President and Chief Executive Office effective December 31, 1996 and the Board requested Mr. Lewis to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. In October 1997, Mr. Lewis agreed to remain Chairman of the Board beyond December 31, 1997 until at least May 31, 1998 and in November 1997, Mr. Lewis was paid $50 in consideration for his agreement to remain Chairman of the Board through at leaset May 31, 1998. In addition, the Company agreed to pay Mr. Lewis $7 per month during the period after December 31, 1997 that he acted as Chairman of the Board. At the request of Mr. Lewis, this payment was reduced to $2 per month effective April 1, 1998.

Effective January 1, 1997, Kenneth Reimer, a director of the Parent from January 1996 to May 1998, assumed the duties of President and Chief Executive Officer of the Parent on an interim basis. Mr. Reimer received $100 for serving in this capacity until March 27, 1997, at which time the Board named Theodore J. Papit as his permanent replacement.

In 1996 and 1997, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, performed certain management consulting services for the Board. Total fees and expenses paid were approximately $8, $4 and $68 in 1998, 1997 and 1996, respectively.

Pursuant to an Interim Manager Agreement, as amended, (the "Hopgood Agreement") effective June 1, 1998, between Suzanne Hopgood, Chairman of the Board of the Parent, and the Parent, Ms. Hopgood agreed to serve as Interim Chief Executive Officer of the Parent. Ms. Hopgood received $320 for serving in this capacity until September 27, 1998 and providing other management consulting services relating to management transition, real estate and finance matters through December 29, 1998.

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' Levenson litigation expenses, the Company entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnities. The Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756, (ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488 and made a cash payment to The Northwestern Mutual Life Insurance Company of $6, (iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476, (iv) made a cash payment to the Mutual Life Insurance Company of New York of $218,
(v) made a cash payment to Principal Mutual Life Insurance Company of $175 and
(vi) delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1998 in the principal sum of $830. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owned more than five percent of the Common Stock at the time the agreements were signed. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding Common Stock.

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

At December 29, 1998 and December 30, 1997, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                                    December 29,    December 30,
                                                        1998            1997
                                                        ----            ----
Long-term debt, including current portion and
interest accrued through maturity:
    Carrying amount                                 $  66,205         $ 71,698
    Estimated fair value                               48,324           48,324

The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at December 29, 1998 and December 30, 1997 is based upon the face amount of the debt resulting from the Restructuring described in Note 2, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

BUSINESS SEGMENTS

The Company has two reportable segments: the operation of cafeterias, including food preparation and retail sales, and the operation of Dynamic Foods, which purchases, processes, warehouses and distributes food products and supplies to the cafeterias and external customers. These reportable segments are vertically integrated business units that offer different products and services.

The accounting policies of the segments are the same as those in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before non-recurring special charges or credits and before income tax provisions.

Following is a summary of segment information of the Company for the fiscal years ended December 29, 1998, December 30, 1997 and December 31, 1996:

                                             Cafeterias   Dynamic Foods      Total
                                             ----------   -------------      -----
1998:
  External revenues                          $  187,162     $    1,046     $  188,208
  Intersegment revenues                               -         58,380         58,380
  Depreciation and amortization                   9,244            837         10,081
  Segment profit                                  7,015          1,289         8,304
  Segment assets                                 67,319         14,052        81,371
  Expenditures for segment assets                 6,839            879         7,718

1997:
  External revenues                             191,783          1,747        193,530
  Intersegment revenues                               -         58,877         58,877
  Depreciation and amortization                   9,854          1,019         10,873
  Segment profit                                  5,352            751          6,103
  Segment assets                                 64,294         13,020         77,314
  Expenditures for segment assets                 5,466            172          5,638

1996:
  External revenues                             193,662          3,534        197,196
  Intersegment revenues                               -         59,959         59,959
  Depreciation and amortization                   9,146          1,006         10,152
  Segment profit                                  6,146          1,505          7,651
  Segment assets                                 71,935         14,407         86,342
  Expenditures for segment assets                 9,867            266         10,133


Following is a reconciliation of reportable segments to the Company's consolidated totals for the fiscal years ended December 29, 1998, December 30,1997 and December 31, 1996:

                                             December 29,   December 30,   December 31,
                                                 1998           1997           1996
                                             -----------    -----------    -----------
Revenues
  Total revenues of reportable segments      $   246,588    $   252,407    $   257,155
  Elimination of inter-segment revenue           (58,380)       (58,877)       (59,959)
                                             -----------    -----------    -----------
      Total consolidated revenues            $   188,208    $   193,530    $   197,196
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------
Profit (loss)
  Total profit of reportable segments        $     8,304    $     6,103    $     7,651
  Elimination of inter-segment profit                  -              -              -
                                             -----------    -----------    -----------
      Total consolidated profit              $     8,304    $     6,103    $     7,651
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------
Assets
  Total assets of reportable segments        $    81,371    $    77,314    $    86,342
  Elimination of inter-segment assets                                 -              -                         -
                                             -----------    -----------    -----------
      Total consolidated assets              $    81,371    $    77,314    $    86,342
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------


13.  SPECIAL CHARGES AND CREDITS

The operating loss for the thirteen week period ended December 29, 1998 includes special charges aggregating

$7,973, which includes $6,205 of charges related to the settlement of litigation, $1,477 of charges related to adjustments to closed store reserves and the write-down of property, plant and equipment and $291 of charges related to the writeoff of the deferred costs associated with warrants.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information in the Parent's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive officers."

Item 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information found in the Parent's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Executive Compensation," subcaptions "Summary Compensation Table," "Option Plan," "Option Grants," "Director Options," "Director Fees," "Employment Contracts and Termination of Employment and Change of Control Agreements," "Compensation Committee Interlocks," "Board Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Return of Company Stock, Industry Index and Broad Market."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executives" in the Parent's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Parent's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

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

     (b)  REPORTS ON FORM 8-K

          During the fourth quarter of 1998, the Company filed no reports on Form 8-K.

     (c)   EXHIBITS

Exhibit No.         Description

3.1 Second Amended and Restated Agreement of Limited Partnership of Cafeterias Operators, L.P. (included as Exhibit I to the Exchange Agreement filed as Exhibit 10.1 and incorporated by reference from the Registration Statement on Form S-4 of Furr's/Bishop's, Incorporated (File No. 33-92236)).

3.2 Certificate of Amendment to the Certificate of Limited Partnership of Cafeteria Operators, L.P. dated as of July 11, 1995, incorporated by reference from the Registration Statement of Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.1 Amended and Restated Indenture, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.2 First Supplemental Indenture, dated as of January 24, 1996, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), incorporated by reference from the Registrant's Form 10-K for the year ended January 2, 1996.

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

4.14 Omnibus Agreement, dated as of November 15, 1995, among Cafeteria Operators, L.P., Furr's/Bishop's Specialty Group, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) (included as Exhibit E to the Exchange Agreement filed as Exhibit 10.1) and incorporate by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-92236)).

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

4.17 First Amendment to Deed of Trust, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a
       Shawmut Bank, N.A.) for premises locate at Clark     County, Nevada,
       incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

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

4.27 First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15,1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Grayson County, Texas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.28 First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Hopkins County, Texas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.1 Exchange Agreement, dated as of November 15, 1995, among Furr's/Bishop's, Incorporated, Cafeteria Operators, L.P. and holders of 11% Senior Secured Notes, incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.2 Warrant Agreement dated as of July 10, 1995, between Furr's/Bishop's, Incorporated and Chemical Bank, incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.3 General Release, entered into as of December 31, 1997, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.4 Master Sublease Agreement, dated as of December 1, 1986, between Kmart Corporation and Cafeteria Operators, L.P. (as successor in interest to Furr's Cafeterias, Inc.), incorporated by reference from the Registration Statement on Form S-1 of Cavalcade Foods, Inc., Furr's Cafeterias, Inc. and Bishop Buffets, Inc. (File No. 33-11842).

10.5 Amendment, with respect to the Master Sublease Agreement, dated as of December 1, 1993, between Kmart Corporation and Cafeteria Operators, L.P., incorporated by reference from the Registrant's Form 8-K dated November 15, 1993.

10.6 1995 Stock Option Plan of Furr's/Bishop's, Incorporated, incorporated by reference from Annex B of the Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.7 President and Chief Executive Officer Agreement, effective as of March, 1998, between Theodore J. Papit and Furr's/Bishop's, Incorporated.

10.8 Chairman of the Board Extension Agreement, effective January 1, 1998, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.9 Interim Manager Agreement, effective as of June 1, 1998, between Suzanne Hopgood and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 10-Q for the fiscal quarter ended June 30, 1998.

10.10 First Amendment to 1995 Stock Option Plan, dated as of June 18, 1998, incorporated by reference from Furr's/Bishop's, Incorporated's Form 10-Q for the fiscal quarter ended June 30, 1998.

10.11 Employment Agreement, dated as of September 27, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

10.12 Indemnification Agreement, dated as of September 27, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

10.13 Nonqualified Stock Option Agreement, effective as of September 16, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

21.0   Subsidiaries of the Registrant.

27.0   Financial Data Schedule.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAFETERIA OPERATORS, L.P.
                                       By: Furr's/Bishop's, Incorporated
                                           Managing General Partner


DATE: March 25, 1999
                                       Phillip Ratner
                                       President and
                                       Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner of the Registrant and in the capacities (with Furr's/Bishop's, Incorporated, as Managing General Partner) and on the dates indicated.


DATE: March 25, 1999                     /s/ Suzanne Hopgood
                                       --------------------------------------
                                       Suzanne Hopgood
                                       Director, Chairman of
                                       the Board

DATE: March 25, 1999                     /s/ Jacob C. Baum
                                       --------------------------------------
                                       Jacob C. Baum
                                       Director


DATE: March 25, 1999                     /s/ Ben Evans
                                       --------------------------------------
                                       Ben Evans
                                       Director


DATE: March 25, 1999                     /s/ Margaret Bertelsen Hampton
                                       --------------------------------------
                                       Margaret Bertelsen Hampton
                                       Director


DATE: March 25, 1999                     /s/ Damien Kovary
                                       --------------------------------------
                                       Damien Kovary
                                       Director


DATE: March 25, 1999                     /s/ William J. Nightingale
                                       --------------------------------------
                                       William J Nightingale
                                       Director


DATE: March 25, 1999                     /s/ Gilbert C. Osnos
                                       --------------------------------------
                                       Gilbert C. Osnos
                                       Director

DATE: March 25, 1999                     /s/ Max Pine
                                       --------------------------------------
                                       Max Pine
                                       Director


DATE: March 25, 1999                     /s/ Barry W. Ridings
                                       --------------------------------------
                                       Barry W. Ridings
                                       Director


DATE: March 25, 1999                     /s/ Alton R. Smith
                                       --------------------------------------
                                       Alton R. Smith
                                       Principal Accounting Officer