Form 10-Q
period 1999-03-30
CAFETERIA OPERATORS LP
filed 1999-05-11
CIK 1013610

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1999

                                       OR

            [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-4578

                            CAFETERIA OPERATORS, L.P.

          INCORPORATED IN DELAWARE       I.R.S. EMPLOYER IDENTIFICATION
                                                   NO.75-2186655

       3001 E. PRESIDENT GEORGE BUSH HWY., SUITE 200, RICHARDSON, TX 75082

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 808-2923

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







                                  Page 1 of 16
                        Exhibit Index Located on Page 15

                            CAFETERIA OPERATORS, L.P.


                                      INDEX


PART I.   FINANCIAL INFORMATION                                       PAGE


 Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets -
          March 30, 1999(Unaudited) and December 29, 1998              3

          Unaudited Condensed Consolidated Statements
          of Operations - For the thirteen weeks
          ended March 30, 1999 and March 31, 1998                      5

          Unaudited Condensed Consolidated Statement of
          Partner's Deficit - For the thirteen weeks ended
          March 30, 1999                                               6

          Unaudited Condensed Consolidated Statements of
          Cash Flows - For the thirteen weeks ended
          March 30, 1999 and March 31, 1998                            7

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                         8


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10

PART II.  OTHER INFORMATION                                           14

SIGNATURES


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                      March 30,    December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $    11,893   $    11,478
     Accounts and notes receivable, net                      840           623
     Inventories                                           6,655         7,014
     Prepaid expenses and other                            1,194           442
                                                     -----------   -----------
          Total current assets                            20,582        19,557

Property, plant and equipment, net                        48,117        48,320
Receivable from affiliates                                13,052        12,991
Other assets                                                 836           503
                                                     -----------   -----------
                                                     $    82,587   $    81,371
                                                     ===========   ===========



























See accompanying notes to unaudited condensed consolidated financial statements.
                                                 (Continued on following page)


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (dollars in thousands)


                                                      March 30,    December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Partner's Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493   $     5,493
     Trade accounts payable                                5,140         3,990
     Other payables and accrued expenses                  16,375        17,199
     Reserve for store closings - current                  1,224         1,316
                                                     -----------   -----------
          Total current liabilities                       28,232        27,998

Reserve for store closings, net of current portion         3,074         3,280
Long-term debt, net of current portion                    60,712        60,712
Other payables                                            15,446        15,586
Excess of future lease payments over fair value,
     net of amortization                                   2,226         2,330

Commitments and contingencies

Partner's deficit                                        (27,103)      (28,535)
                                                     -----------   -----------
                                                     $    82,587   $    81,371
                                                     ===========   ===========






















See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                     Thirteen weeks ended
                                                   -------------------------
                                                    March 30,     March 31,
                                                      1999          1998
                                                   -----------   -----------
Sales                                              $    46,003   $    46,212

Costs and expenses:
     Cost of sales (excluding depreciation)             13,659        13,548
     Selling, general and administrative                27,847        27,936
     Depreciation and amortization                       2,427         2,509
     Special charge                                        566           -
                                                   -----------   -----------
                                                        44,571        44,037
                                                   -----------   -----------
Operating income                                         1,504         2,219

Interest expense                                            72            44
                                                   -----------   -----------
Net income                                         $     1,432   $     2,175
                                                   ===========   ===========



























See accompanying notes to unaudited condensed consolidated financial statements.


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNER'S DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED March 30, 1999
                             (dollars in thousands)

                                                  Accumulated
                                                     Other          Total
                           General    Limited    Comprehensive    Partner's
                           Partner    Partner         Loss         Deficit
                          ---------  ---------  ---------------  -----------
Balance at
  December 29, 1998       $ (40,650) $  14,972  $        (2,857) $   (28,535)

  Net income                  1,432                                    1,432
                          ---------  ---------  ---------------  -----------
Balance at
  March 30, 1999          $ (39,218) $  14,972  $        (2,857) $   (27,103)
                          =========  =========  ===============  ===========



































See accompanying notes to unaudited condensed consolidated financial statements.

              CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands)
                                                       Thirteen weeks ended
                                                     -------------------------
                                                      March 30,     March 31,
                                                        1999          1998
                                                     -----------   -----------
Cash flows from operating activities:
  Net income                                         $     1,432   $     2,175
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       2,427         2,509
       (Gain)loss on disposition of assets                  (154)            5
       Other, net                                            (48)          154
       Changes in operating assets and liabilities:
         Accounts and notes receivable                       (92)           11
         Inventories                                         359          (231)
         Prepaid expenses and other                         (752)         (311)
         Trade accounts payable, other payables,
           accrued expenses and other liabilities            326          (207)
                                                     -----------   -----------
       Net cash provided by operating activities           3,498         4,105
                                                     -----------   -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment              (3,080)       (1,719)
  Expenditures charged to reserve for store closings        (351)         (405)
  Proceeds from the sale of property, plant and
    equipment                                                780           184
  Other, net                                                 (14)           (6)
                                                     -----------   -----------
       Net cash used in investing activities              (2,665)       (1,946)
                                                     -----------   -----------
Cash flows from financing activities:
  Payment of indebtedness                                    -          (2,746)
  Increase in receivable from affiliates                     (60)         (225)
  Other, net                                                (358)          (21)
                                                     -----------   -----------
        Net cash from financing activities                  (418)       (2,992)
                                                     -----------   -----------
Increase (decrease) in cash and cash equivalents             415          (833)

Cash and cash equivalents at beginning of period          11,478         4,395
                                                     -----------   -----------
Cash and cash equivalents at end of period           $    11,893   $     3,562
                                                     ===========   ===========
Supplemental disclosure of cash flow information:
 Interest paid, including $2,746 of interest in 1998
    classified as payment of indebtedness            $         2   $     2,748
                                                     ===========   ===========
 Non-cash investing activity: note receivable
    for sale of assets                               $       125   $       -
                                                     ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  Summary of Significant Accounting Policies

    Cafeteria Operators, L.P., a Delaware limited partnership (the "Partnership"), is wholly owned by Furr's/Bishop's, Incorporated (the "Company") and currently operates 98 cafeterias and a buffet. The financial statements presented herein are the unaudited condensed consolidated financial statements of the Partnership and its majority owned subsidiaries.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Partnership's Form 10-K for the year ended December 29, 1998. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

    The results of operations for the thirteen weeks ended March 30, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1999.


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


NOTE C:  Special Charge

     The thirteen weeks ended March 30, 1999 includes a special charge of $566,000 for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas.

NOTE D:  Business Segments

Following is a summary of segment information of the Partnership for the thirteen weeks ended March 30, 1999, and March 31, 1998:

                                        Cafeterias  Dynamic Foods    Total
                                        ----------  -------------  ----------
1999:
   External revenues                    $   45,763  $         240  $   46,003
   Intersegment revenues                       -           14,595      14,595
   Depreciation and amortization             2,186            241       2,427
   Segment profit                            1,208            224       1,432

1998:
   External revenues                        45,962            250      46,212
   Intersegment revenues                       -           14,119      14,119
   Depreciation and amortization             2,310            203       2,513
   Segment profit                            1,847            328       2,175


Following is a reconciliation of reportable segments to the Partnership's consolidated totals for the thirteen weeks ended March 30, 1999 and March 31, 1998:

                                                    March 30,     March 31,
                                                      1999          1998
                                                   -----------   -----------
Revenues
   Total revenues of reportable segments           $    60,598   $    60,331
   Elimination of inter-segment revenue                (14,595)      (14,119)
                                                   -----------   -----------
      Total consolidated revenues                  $    46,003   $    46,212
                                                   ===========   ===========


NOTE E:  New Accounting Pronouncements

    On January 1, 1999, the Partnership adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. Adoption of this statement did not have a material impact on the Partnership's consolidated financial position, results of operations or cash flows.

    On January 1, 1999, the Partnership adopted the American Institute of Certified Public Accountants SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires costs of start-up activities to be expensed when incurred. Adoption of this statement did not have a material impact on the Partnership's consolidated financial position, results or operations or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended March 30, 1999 Compared to Thirteen Weeks Ended March 31, 1998

    Results of operations. Sales for the first fiscal quarter of 1999 were $46.0 million, a decrease of $209 thousand from the same quarter of 1998. Operating income for the first quarter of 1999 was $1.5 million compared to $2.2 million in the comparable period in the prior year. The operating results of the first quarter of 1999 included special charges of $566 thousand for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas. The net income for the first quarter of 1999 was $1.4 million compared to $2.2 million in the first quarter of 1998.

    Sales. Restaurant sales in comparable units increased $1.3 million, or 2.94% in the first quarter of 1999 over the same quarter of 1998. Sales for the first fiscal quarter were $1.5 million lower than the same period of the prior year due to there being a net of four fewer units included in operating results. Sales by Dynamic Foods to third parties were $10 thousand lower in the first quarter of 1999 than the first quarter of the prior year.

    Cost of sales. Excluding depreciation, cost of sales were 29.7% of sales for the first quarter of 1999 as compared to 29.3% for the same quarter of 1998. The increase in the percentage of sales was the result of higher product costs.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $89 thousand in the first quarter of 1999 as compared to 1998 due partially to there being fewer units included in the operating results. The change in SG&A expense included an increase of $236 thousand in marketing expense and $467 thousand in labor and related benefits and a decrease of $140 thousand in utility expenses.

    Depreciation and amortization. Depreciation and amortization expense was lower by $82 thousand in the first quarter of 1999 due primarily to lower depreciation on property, plant and equipment having been previously written down in accordance with Statement of Financial Accounting Standards No. 121.

    Special charge. Income from operations for the quarter ended March 30, 1999 included a special charge of $566 thousand for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas.

    Interest expense. In accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

    During the thirteen weeks ended March 30, 1999, cash provided by operating activities of the Partnership was $3.5 million compared to $4.1 million in the same period of 1998. The Partnership made capital expenditures of $3.1 million during the first thirteen weeks of 1999 compared to $1.7 million during the same period of 1998. Cash, temporary investments and marketable securities were $11.9 million at March 30, 1999 compared to $3.6 million at March 31, 1998. The current ratio of the Partnership was .73:1 at March 30, 1999 compared to .48:1 at March 31, 1998 and .70:1 at December 29, 1998. The Partnership's total assets at March 30, 1999 aggregated $82.6 million, compared to $76.1 million at March 31, 1998 and $81.4 million at December 29, 1998.

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

    Total scheduled maturities of long-term debt and interest classified as long-term debt of the Partnership and its subsidiaries over the next three calendar years are: $5.5 million in 1999, $5.5 million in 2000 and $55.2 million in 2001.

    The Partnership has outstanding $63.7 million of 12% Notes due December 31, 2001, which includes $17.9 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

    The Partnership has outstanding $2.5 million of 10.5% Notes due December 31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

    The Partnership intends to pursue a program of remodeling existing cafeterias and opening new restaurants. The Partnership anticipates expending approximately $15 to $20 million in fiscal year 1999 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Partnership will generate sufficient funds from operations or obtain alternative financing sources to enable it to fully implement the anticipated capital expenditures.

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

    The Partnership believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Partnership has commenced the process of modifying, upgrading and replacing any digital systems that have been assessed as adversely affected, and estimates that its compliance activities will be substantially completed no later than the second quarter of 1999. The Partnership estimates that the total costs of this effort during the 1998 and 1999 fiscal years will be less than $500,000, which is being funded through operating cash flows. These estimates are based on management's assumptions regarding future events, including the continued availability of necessary resources and the effectiveness of hardware and software solutions provided by third parties and by the Partnership's information technology staff.

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

    The Partnership is in the process of preparing contingency plans to address the possibility of significant performance failures by its material vendors, which will include an analysis of advisable cash and inventory levels and identification of alternative suppliers of critical goods and services. These plans are expected to be completed by July 31, 1999. There is no assurance that the Partnership can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems.
In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Partnership, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Partnership to close its restaurants until service can be resumed.

    The discussion in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the Partnership's plans, and management's expectations, relating to the Partnership's business, including Year 2000 compliance, as well as other portions of this report, includes certain statements that may constitute "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Should one or more of these risks materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Partnership assumes no obligation to update any such forward looking statements.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Partnership is exposed to market risk from changes in commodity prices. The Partnership purchases certain commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Partnership does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

    The Partnership's long term debt does not expose it to market risk as all interest accrues at fixed rates. The Partnership does not use derivative financial instruments to manage overall borrowing costs.

    This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceeding

         The Partnership, the Company and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Partnership and a participant in the Cavalcade Pension Plan. The Plaintiff requested that the Court certify a class of other plaintiffs who are similarly situated and sought unspecified damages.

         The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Partnership from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to the Partnership by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Company and Mr. Lewis.

         The Partnership, the Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (1) confirmation by an independent actuary of the calculations that support the proposed settlement and (2) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. The Agreement has been filed with the court and the required hearing should be completed by the end of the second quarter of 1999. The Partnership is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described herein.

         As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Partnership has recognized a special charge of $5,786 in the fourth quarter of 1998, of which approximately $2,200 relates to resolution of the IRS audit and is not contingent upon actuarial review or the fairness hearing in the Aull litigation.

         The anticipated cash impact of the settlement on the Partnership includes payment in 1999 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Partnership in 1999 but is expected to require payments by the Partnership to the Plan of approximately $1,700 in 2000 and approximately $850 in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Partnership's planned operations.

         The Company filed a declaratory judgment lawsuit in the State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of American ("TIAA"), the Company's largest shareholder at that time. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.


Item 2.  Exhibits and Reports on Form 8-K


    (a)  Exhibits

         None


    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CAFETERIA OPERATORS, L.P.
         by FURR'S/BISHOP'S, INCORPORATED, its Managing General Partner



BY: /s/ Phillip Ratner                      /s/ Dawn N. Rosignol
    -----------------------------           --------------------------------
    Phillip Ratner                          Dawn N. Rosignol
    President and Chief Executive Officer   Chief Accounting Officer




DATE:   May 10, 1999