Form 10-Q
period 1999-06-29
CAFETERIA OPERATORS LP
filed 1999-08-12
CIK 1013610

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 1999

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

    3001 E. PRESIDENT GEORGE BUSH HIGHWAY, SUITE 200, RICHARDSON, TX 75082

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

                           CAFETERIA OPERATORS, L.P.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                       PAGE


 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
          June 29, 1999(Unaudited) and December 29, 1998                 3

          Unaudited Condensed Consolidated Statements
          Of Operations - For the thirteen weeks
          ended June 29, 1999 and June 30, 1998                          5

          Unaudited Condensed Consolidated Statements
          of Operations - For the twenty-six weeks
          ended June 29, 1999 and June 30, 1998                          6

          Unaudited Condensed Consolidated Statement
          of Partners' Deficit - For the twenty-six weeks
          ended June 29, 1999                                            7

          Unaudited Condensed Consolidated Statements
          of Cash Flows - For the twenty-six weeks
          ended June 29, 1999 and June 30, 1998                          8

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                           9


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11


PART II.  OTHER INFORMATION                                             16

SIGNATURES


                           CAFETERIA OPERATORS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except par value amounts)




                                                      June 29,     December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $     9,403   $    11,478
     Accounts and notes receivable, net                      999           623
     Inventories                                           6,680         7,014
     Prepaid expenses and other                            1,114           442
                                                     -----------   -----------
          Total current assets
                                                          18,196        19,557

Property, plant and equipment, net                        49,237        48,320
Receivable from affiliates                                13,182        12,991
Other assets                                                 841           503
                                                     -----------   -----------
                                                     $    81,456   $    81,371
                                                     ===========   ===========
























See accompanying notes to unaudited condensed consolidated financial statements.
                                                  (Continued on following page)


                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
               (dollars in thousands, except par value amounts)



                                                      June 29,     December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Partners' Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493   $     5,493
     Trade accounts payable                                4,482         3,990
     Other payables and accrued expenses                  17,019        17,199
     Reserve for store closings - current                  1,193         1,316
                                                     -----------   -----------
          Total current liabilities                       28,187        27,998

Reserve for store closings, net of current portion         2,868         3,280
Long-term debt, net of current portion                    57,966        60,712
Other payables                                            16,032        15,586
Excess of future lease payments over fair value,
     net of amortization                                   2,128         2,330
Contingencies
Partners' deficit                                        (25,725)      (28,535)
                                                     -----------   -----------
                                                     $    81,456   $    81,371
                                                     ===========   ===========























See accompanying notes to unaudited condensed consolidated financial statements.


                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)


                                                     Thirteen weeks ended
                                                   -------------------------
                                                     June 29,      June 30,
                                                      1999          1998
                                                   -----------   -----------
Sales                                              $    47,196   $    48,032

Costs and expenses:
    Cost of sales (excluding depreciation)              13,953        14,218
    Selling, general and administrative                 29,346        28,909
    Depreciation and amortization                        2,444         2,510
                                                   -----------   -----------
                                                        45,743        45,637
                                                   -----------   -----------
Operating income                                         1,453         2,395

Interest expense                                            75            70
                                                   -----------   -----------
Net income                                         $     1,378   $     2,325
                                                   ===========   ===========




























See accompanying notes to unaudited condensed consolidated financial statements.


                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)


                                                    Twenty-six weeks ended
                                                   -------------------------
                                                     June 29,      June 30,
                                                      1999          1998
                                                   -----------   -----------
Sales                                              $    93,199   $    94,244

Costs and expenses:
     Cost of sales (excluding depreciation)             27,612        27,766
     Selling, general and administrative                57,193        56,845
     Depreciation and amortization                       4,871         5,019
     Special charge                                        566           -
                                                   -----------   -----------
                                                        90,242        89,630
                                                   -----------   -----------
Operating income                                         2,957         4,614

Interest expense                                           147           114
                                                   -----------   -----------
Net income                                         $     2,810   $     4,500
                                                   ===========   ===========



























See accompanying notes to unaudited condensed consolidated financial statements.




             CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
            FOR THE TWENTY-SIX WEEKS ENDED June 29, 1999
                       (dollars in thousands)

                                                  Accumulated
                                                     Other          Total
                           General    Limited    Comprehensive    Partner's
                           Partner    Partner         Loss         Deficit
                          ---------  ---------  ---------------  -----------
Balance at
  December 29, 1998       $ (40,650) $  14,972  $        (2,857) $   (28,535)

  Net income                  2,810                                    2,810
                          ---------  ---------  ---------------  -----------
Balance at
  June 29, 1999           $ (37,840) $  14,972  $        (2,857) $   (25,725)
                          =========  =========  ===============  ===========

































See accompanying notes to unaudited condensed consolidated financial statements.


                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                      Twenty-six weeks ended
                                                     -------------------------
                                                       June 29,      June 30,
                                                        1999          1998
                                                     -----------   -----------
Cash flows from operating activities:
  Net income                                         $     2,810   $     4,500
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       4,871         5,019
       Gain on disposition of assets                        (208)          (42)
       Other, net                                            358           237
       Changes in operating assets and liabilities:
         Accounts and notes receivable                      (251)           13
         Inventories                                         334            74
         Prepaid expenses and other                         (672)         (505)
         Trade accounts payable, other payables,
           accrued expenses and other liabilities            311         1,487
                                                     -----------   -----------
       Net cash provided by operating activities           7,553        10,783
                                                     -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment              (8,124)       (4,155)
  Expenditures charged to reserve for store closings        (649)         (669)
  Proceeds from the sale of property, plant and
   equipment                                               2,215         1,100
  Other, net                                                 (15)           14
                                                     -----------   -----------
       Net cash used in investing activities              (6,573)       (3,710)
                                                     -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                                 (2,746)       (2,746)
  Increase in receivable from affiliates                    (191)         (772)
  Other, net                                                (118)          (23)
                                                     -----------   -----------
       Net cash used in financing activities              (3,055)       (3,541)
                                                     -----------   -----------
  Increase in cash and cash equivalents                   (2,075)        3,532

  Cash and cash equivalents at beginning of period        11,478         4,395
                                                     -----------   -----------
  Cash and cash equivalents at end of period         $     9,403   $     7,927
                                                     ===========   ===========
Supplemental disclosure of cash flow information:
 Interest paid, including $2,746 of interest in 1999
    and 1998 classified as payment of indebtedness   $     2,887   $     2,748
                                                     ===========   ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  Summary of Significant Accounting Policies

     Cafeteria Operators, L.P., a Delaware limited partnership (the "Partnership"), is wholly owned by Furr's/Bishop's, Incorporated (the "Company") and operates 97 cafeterias and a buffet. The financial statements presented herein are the unaudited condensed consolidated financial statements of the Partnership and its majority owned subsidiaries.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended December 29, 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

     The results of operations for the twenty-six weeks ended June 29, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1999.

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

NOTE C:  Special Charges

     For the twenty-six weeks ended June 29, 1999, the Partnership recognized a special charge of $566,000 for the costs associated with the move of the Partnership's support center from Lubbock, Texas to Richardson, Texas.

NOTE D:  Business Segments

     Following is a summary of segment information of the Partnership for the thirteen weeks ended June 29, 1999 and June 30, 1998:

                                        Cafeterias  Dynamic Foods    Total
                                        ----------  -------------  ----------
1999:
   External revenues                    $   46,933  $         263  $   47,196
   Intersegment revenues                       -           15,083      15,083
   Depreciation and amortization             2,209            235       2,444
   Segment profit                            1,012            366       1,378

1998:
   External revenues                        47,761            271      48,032
   Intersegment revenues                       -           14,572      14,572
   Depreciation and amortization             2,306            208       2,514
   Segment profit                            1,963            362       2,325


Following is a summary of segment information of the Partnership for the twenty-six weeks ended June 29, 1999 and June 30, 1998:

                                        Cafeterias  Dynamic Foods    Total
                                        ----------  -------------  ----------
1999:
   External revenues                    $   92,696  $         503  $   93,199
   Intersegment revenues                       -           29,678      29,678
   Depreciation and amortization             4,395            476       4,871
   Segment profit                            1,947            590       2,537

1998:
   External revenues                        93,723            521      94,244
   Intersegment revenues                       -           28,691      28,691
   Depreciation and amortization             4,616            411       5,027
   Segment profit                            2,853            690       3,543


Following is a reconciliation of reportable segments to the Partnership's consolidated totals for the thirteen and twenty-six weeks ended June 29, 1999 and June 30, 1998:

                               Thirteen Weeks Ended    Twenty-six Weeks Ended
                              ----------------------   ----------------------
                                June 29,    June 30,     June 29,    June 30,
                                  1999        1998         1999        1998
                              ----------  ----------   ----------  ----------
Revenues
  Total revenues of
   reportable segments        $   62,279  $   62,604   $  122,877  $  122,935
  Elimination of
   inter-segment revenue         (15,083)    (14,572)     (29,678)    (28,691)
                              ----------  ----------   ----------  ----------
     Total consolidated
       revenues               $   47,196  $   48,032   $   93,199  $   94,244
                              ==========  ==========   ==========  ==========

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended June 29, 1999 Compared to Thirteen Weeks Ended June 30,
1998

    Results of operations. Sales for the second fiscal quarter of 1999 were $47.2 million, a decrease of $836 thousand from the same quarter of 1998. Operating income for the second quarter of 1999 was $1.5 million compared to operating income of $2.4 million in the comparable period in the prior year. The net income for the second quarter of 1999 was $1.4 million compared to net income of $2.3 million in the second quarter of 1998.

    Sales. Restaurant sales in comparable units were .93% higher in the second quarter of 1999 than the same quarter of 1998. Sales for the second fiscal quarter were $828 thousand lower than the same period of the prior year due to there being a net of three fewer units included in the operating results.
Sales by Dynamic Foods to third parties were $8 thousand lower in the second quarter of 1999 than the second quarter of the prior year.

    Cost of sales. Excluding depreciation, cost of sales was 29.6% of sales for the second quarter of 1999 and the same quarter of 1998.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $437 thousand in the second quarter of 1999 as compared to 1998. Changes in SG&A expense included increases of $254 thousand in professional services and $303 thousand in labor and related expense. Other changes in SG&A expense included a decrease of $146 thousand in utility expense. Included in 1999 professional services are $100 thousand of contract employment created by the move of the Partnership's support center.

    Depreciation and amortization. Depreciation and amortization expense was lower by $66 thousand in the second quarter of 1999 due primarily to lower depreciation on property, plant and equipment previously written down in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121.

    Interest expense. Interest expense was $75 thousand in the second quarter of 1999, which was slightly higher than the comparable period in the prior year. In accordance with SFAS No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


Twenty-six Weeks Ended June 29, 1999 Compared to Twenty-six Weeks Ended June 30, 1998

    Results of operations. Sales for the first twenty-six weeks of 1999 were $93.2 million, a decrease of $1.0 million from the same period of 1998. Operating income for the first twenty-six weeks of 1999 was $3.0 million compared to operating income of $4.6 million in the comparable period in the prior year. The operating income for the twenty-six weeks of 1999 included a special charge of $566 thousand. The net income for the first twenty-six weeks of 1999 was $2.8 million compared to 4.5 million in the same period of 1998.

    Sales. Restaurant sales in comparable units were 1.94% higher in the first twenty-six weeks of 1999 than the same period of 1998. Sales for the first twenty-six weeks were $1.0 million lower than the same period of the prior year due to there being a net of four fewer units included in operating results. Sales by Dynamic Foods to third parties were $19 thousand lower in the first twenty-six weeks of 1999 than the same period of the prior year.

    Cost of sales. Excluding depreciation, cost of sales was 29.6% of sales for the first twenty-six weeks of 1999 as compared to 29.5% for the same period of 1998.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $348 thousand in the first twenty-six weeks of 1999 as compared to 1998. Changes in SG&A expense included increases of $574 thousand of labor and related expense and $146 thousand of marketing expense. Other changes in SG&A expense included a decrease in 1999 of $377 thousand in utility expense.

    Depreciation and amortization. Depreciation and amortization expense was lower by $148 thousand in the first twenty-six weeks of 1999 due primarily to lower depreciation on property, plant and equipment previously written down in accordance with SFAS121.

    Special charge.   Operating income for the quarter ended March 30, 1999
included a special charge of $566 thousand to reflect the cost of the move of the Partnership's support center from Lubbock, Texas to Richardson, Texas.

    Interest expense. Interest expense was $147 thousand in the first twenty-six weeks of 1999, which was higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.



                      LIQUIDITY AND CAPITAL RESOURCES OF
                  CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES


    During the twenty-six weeks ended June 29, 1999, cash provided by operating activities of the Partnership was $7.6 million compared to $10.8 million in the same period of 1998. The Partnership made capital expenditures of $8.1 million during the first twenty-six weeks of 1999 compared to $4.2 million during the same period of 1998. Cash and cash equivalents were $9.4 million at June 29, 1999 compared to $7.9 million at June 30, 1998. The current ratio of the Partnership was .65:1 at June 29, 1999 compared to .60:1 at June 30, 1998 and
 .70:1 at December 29, 1998. The Partnership's total assets at June 29, 1999 aggregated $81.5 million, compared to $79.9 million at June 30, 1998 and $81.4 million at December 29, 1998.

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

    Total scheduled maturities of long-term debt and interest classified as long-term debt of the Partnership and its subsidiaries over the next five calendar years are: $2.7 million in the remainder of 1999, $5.5 million in 2000, and $55.3 million in 2001.

    The Partnership has outstanding $61.0 million of 12% Notes due December 31, 2001, which includes $15.1 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

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

    The Partnership believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Partnership has substantially completed the modification, upgrading, and replacing of the digital systems that have been identified as adversely affected by Y2K. The balance of these efforts will be completed by September 30, 1999. The Partnership is awaiting the release of the most current software from its accounting software vendor in August 1999 to finalize systems testing. The Partnership estimates that the total costs of this effort during the 1998 and 1999 fiscal years will be less than $500 thousand, which is being funded through operating cash flows. These estimates are based on management's assumptions regarding future events, including the continued availability of necessary resources and the effectiveness of hardware and software solutions provided by third parties and by the Partnership's information technology staff.

    The Year 2000 Problem may also affect parties who provide critical goods A and services to the Partnership, for example banks, credit card companies, utility providers and suppliers of raw and processed foodstuffs to the Partnership's restaurants and its Dynamic Foods operation. The Partnership is evaluating the extent to which the Partnership's operations are vulnerable to Year 2000 problems of its material vendors and is seeking assurance of their Year 2000 compliance status. Management believes that the Partnership's reliance upon large volumes of independent consumer transactions at 100 restaurant locations, operation of its own trucking fleet and utilization of the Dynamic Foods division to provide the majority of its food products limit some aspects of the Partnership's Year 2000 exposure. However, the Partnership's ability to assure Year 2000 compliance by many critical vendors is very limited.

    The Partnership is in the process of completing contingency plans to address the possibility of significant performance failures by its material vendors. The material vendors have been identified and contingency plans developed for the products they provide. Final documentation of a detailed contingency plan for these vendors will be completed by August 31, 1999. There is no assurance that the Partnership can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems. In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Partnership, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Partnership to close its restaurants until service can be resumed.

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

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

    (a) The Partnership and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Partnership and a participant in the Cavalcade Pension Plan. The Plaintiff requested that the Court certify a class of other plaintiffs who are similarly situated and sought unspecified damages.

         The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade PensionPlan in connection with the acquisition of the Partnership from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to the Partnership by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Partnership and Mr. Kevin Lewis, former Chairman of the Board of the Partnership.

         The Partnership, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (1) confirmation by an independent actuary of the calculations that support the proposed settlement and (2) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. The Agreement has been filed with the court. The Partnership expected the required hearing would be completed by the end of the second quarter of 1999. Delays in obtaining confirmation by the independent actuary have delayed the likely date of the fairness hearing to the fourth quarter of 1999. The Partnership is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described herein.

         As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Partnership has recognized a special charge of $5.8 million in the fourth quarter of 1998, of which approximately $2.2 million relates to resolution of the IRS audit and is not contingent upon actuarial review or the fairness hearing in the Aull litigation.

         The anticipated cash impact of the settlement on the Partnership includes payment in 1999 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Partnership in 1999 but is expected to require payments by the Partnership to the Plan of approximately $1.7 million in 2000 and approximately $850 thousand in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 thousand to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Partnership's planned operations.

         The Partnership filed a declaratory judgement lawsuit in the State District Court in Lubbock, Texas, in which it asks the Court to find that the Partnership is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Partnership. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Partnership's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of American ("TIAA"), the Partnership's largest shareholder at that time. He subsequently demanded payment of more than $500 thousand of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Partnership. The Partnership has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Partnership and the Agreement was entered into by the Partnership without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1999 Annual Meeting of Stockholders was held on May 20, 1999. At the meeting, stockholders voted to elect ten directors to serve one-year terms; to increase the aggregate number of shares of common stock of the Partnership authorized for issuance under the 1995 Stock Option Plan by 1,200,000; to amend the Partnership's Certificate of Incorporation to effect a one-for-ten reverse stock split; and to amend the Partnership's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 65 million to 150 million.

         Following is a summary of the votes cast for each director nominee:

                Jacob C. Baum                 30,110,843
                Ben Evans                     30,113,142
                Margaret B. Hampton           24,635,105
                Suzanne Hopgood               30,111,018
                Damien Kovary                 30,110,871
                William J. Nightingale        30,111,105
                Gilbert C. Osnos              30,113,002
                Max Pine                      30,113,150
                Phillip Ratner                30,112,625
                Barry W. Ridings              30,109,466


         Following is a summary of the tabulation of the vote for increasing the aggregate number of common stock shares issued under the 1995 Stock Option Plan:

                          For               Against
                       ----------          ---------
                       28,961,540          1,342,853

         Following is a summary of the tabulation of the vote for a one-for-ten reverse stock split:

                          For               Against
                       ----------          ---------
                       29,413,150            898,595

         Following is a summary of the tabulation of the vote for increasing the number of authorized shares of Common Stock:

                          For               Against
                       ----------          ---------
                       28,942,893          1,366,039


Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

         No reports on Form 8K were filed during the quarter ended June 29, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           CAFETERIA OPERATORS, L.P.
        by FURR'S/BISHOP'S, INCORPORATED, its Managing General Partner








BY: /s/ Phillip Ratner                      /s/ Paul G. Hargett
    -----------------------------           -----------------------------
    Phillip Ratner                          Paul G. Hargett
    President and Chief Executive Officer   Chief Financial Officer




DATE:   August 11, 1999