Form 10-Q
period 1999-09-28
CAFETERIA OPERATORS LP
filed 1999-11-12
CIK 1013610

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1999

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

                                 YES X    NO
                                    --      --


                                  Page 1 of 18
                        Exhibit Index Located on Page 17

                            CAFETERIA OPERATORS, L.P.


                                      INDEX


PART I.     FINANCIAL INFORMATION                                          PAGE


   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets -
            September 28, 1999(Unaudited) and December 29, 1998               3

            Unaudited Condensed Consolidated Statements
            Of Operations - For the thirteen weeks ended
            September 28, 1999 and September 29, 1998
                                                                              5
            Unaudited Condensed Consolidated Statements
            of Operations - For the thirty-nine weeks
            ended September 28, 1999 and September 29, 1998                   6

            Unaudited Condensed Consolidated Statement
            of Stockholders' Deficit - For the thirty-nine weeks
            ended September 28, 1999                                          7

            Unaudited Condensed Consolidated Statements
            of Cash Flows - For the thirty-nine weeks
            ended September 28, 1999 and September 29, 1998                   8

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                              9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk        14

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                16

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                               September 28,           December 29,
                                                                    1999                   1998
                                                                    ----                   ----
                                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                             $     6,373            $   11,478
     Accounts and notes receivable, net                          1,126                   623
     Inventories                                                 6,990                 7,014
     Prepaid expenses and other                                  1,087                   422
                                                           -----------            ----------
          Total current assets                                  15,576                19,557

Property, plant and equipment, net                              53,471                48,320
Receivable from affiliates                                      13,389                12,991
Other assets                                                       850                   503
                                                           -----------            ----------
                                                           $    83,286            $   81,371
                                                           -----------            ----------
                                                           -----------            ----------
















See accompanying notes to unaudited condensed consolidated financial statements.


                                                  (Continued on following page)

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (dollars in thousands)





                                                                 September 28,          December 29,
                                                                         1999                  1998
                                                                         ----                  ----
                                                                     (Unaudited)

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                            $    5,493            $     5,493
     Trade accounts payable                                            5,240                  3,990
     Other payables and accrued expenses                              15,971                 17,199
     Reserve for store closings - current portion                      1,147                  1,316
                                                                  -----------           -----------

          Total current liabilities                                   27,851                 27,998

Reserve for store closings, net of current portion                     2,662                  3,280
Long-term debt, net of current portion                                57,966                 60,712
Other payables                                                        16,017                 15,586
Excess of future lease payments over fair value,
     net of amortization                                               2,024                  2,330

Contingencies
Partners' deficit                                                    (23,234)               (28,535)
                                                                  -----------           ------------
                                                                  $   83,286            $    81,371
                                                                  -----------           ------------
                                                                  -----------           ------------
















See accompanying notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                   Thirteen weeks ended
                                                          ----------------------------------------
                                                          September 28,           September 29,
                                                              1999                     1998
                                                              ----                     ----
Sales                                                     $    47,788             $     48,011

Costs and expenses:
     Cost of sales (excluding depreciation)                    14,552                   14,152
     Selling, general and administrative                       28,228                   29,082
     Depreciation and amortization                              2,432                    2,538

                                                               45,212                   45,772
                                                          ------------            ------------

Operating income                                                2,576                    2,239

Interest expense                                                   85                       62
                                                          ------------            ------------

Net income                                                $     2,491             $      2,177
                                                          ------------            ------------
                                                          ------------            ------------
















See accompanying notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                                         Thirty-nine weeks ended
                                                                                -------------------------------------------
                                                                                September 28,            September 29,
                                                                                  1999                       1998
                                                                                  ----                       ----
Sales                                                                         $   140,987               $    142,255

Costs and expenses:
     Cost of sales (excluding depreciation)                                        42,164                     41,918
     Selling, general and administrative                                           85,421                     85,927
     Depreciation and amortization                                                  7,303                      7,557
     Net special charges                                                              566
                                                                              ------------              ------------

                                                                                  135,454                    135,402
                                                                              ------------              ------------

Operating income                                                                    5,533                      6,853

Interest expense                                                                      232                        176
                                                                              ------------              ------------

Net income                                                                    $     5,301               $      6,677
                                                                              ------------              ------------
                                                                              ------------              ------------
















See accompanying notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1999

                             (dollars in thousands)


                                                                              Accumulated
                                                                                 Other            Total
                                   General                 Limited           Comprehensive       Partners'
                                   Partner                 Partner              Income            Deficit
                                 -----------             ----------             ------          ----------
Balance at
 December 29, 1998               $  (40,650)             $  12,972             $ (2,857)        $ (28,535)

Net income                            5,301                                                         5,301
                                 -----------             ----------           -----------       ---------

Balance at
 September 28, 1999              $  (35,349)             $  12,972             $ (2,857)        $ (23,234)
                                 -----------             ----------           -----------       ---------
                                 -----------             ----------           -----------       ---------
















See accompanying notes to unaudited condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                    Thirty-nine weeks ended
                                                                    -----------------------
                                                                  September 28, September 29,
                                                                    1999              1998
                                                                    ----              ----
Cash flows from operating activities:
  Net income                                                     $  5,301         $  6,677
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                               7,303            7,557
        Gain on disposition of assets                                 148              (46)
        Other, net                                                    334              300
        Changes in operating assets and liabilities:
          Accounts and notes receivable                              (378)             148
          Inventories                                                  24             (697)
          Prepaid expenses and other                                 (647)             137
          Trade accounts payable, other payables,
            accrued expenses and other liabilities                     22            2,476
                                                                 --------         --------

        Net cash provided by operating activities                  11,811           16,552
                                                                 --------         --------

Cash flows from investing activities:
  Purchases of property, plant and equipment                      (15,495)          (6,269)
  Expenditures charged to reserve for store closings                 (940)          (1,045)
  Proceeds from the sale of property, plant and equipment           2,756            1,106
  Other, net                                                          (19)              15
                                                                 --------         --------

         Net cash used in investing activities                    (13,698)          (6,193)
                                                                 --------         --------

Cash flows from financing activities:
  Payment of indebtedness                                          (2,746)          (2,746)
  Increase in receivables from affiliates                            (398)          (1,247)
  Other, net                                                          (74)             199
                                                                 --------         --------

         Net cash used in financing activities                     (3,218)          (3,794)
                                                                 --------         --------

Increase (decrease) in cash and cash equivalents                   (5,105)           6,565

Cash and cash equivalents at beginning of period                   11,478            4,395
                                                                 --------         --------

Cash and cash equivalents at end of period                       $  6,373         $ 10,960
                                                                 --------         --------
                                                                 --------         --------

Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 of interest in 1999
    and 1998 classified as payment of indebtedness               $  2,905         $  2,850
                                                                 --------         --------
                                                                 --------         --------

Non-cash investing activity:
  Note receivable for sale of asset                              $    125           $    -
                                                                 --------         --------
                                                                 --------         --------





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

     The results of operations for the thirty-nine weeks ended September 28, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1999.

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


NOTE C:           Special Charges

     For the quarter ended March 30, 1999, the Partnership recognized a special charge of $566,000 for the costs associated with the move of the Partnership's support center from Lubbock, Texas to Richardson, Texas.

NOTE D:           Business Segments

     Following is a summary of segment information of the Partnership for the thirteen weeks ended September 28, 1999 and September 29, 1998:

                                                          Cafeterias                Dynamic Foods                   Total
                                                          ----------                -------------               ------------
1999:
   External revenues                                   $      47,425                $         363               $     47,788
   Intersegment revenues                                         -                         15,115                     15,115
   Depreciation and amortization                               2,196                          236                      2,432
   Segment profit                                              2,445                           46                      2,491

1998:
   External revenues                                          47,757                          254                     48,011
   Intersegment revenues                                         -                         14,925                     14,925
   Depreciation and amortization                               2,335                          203                      2,538
   Segment profit                                              1,755                          422                      2,177

Following is a summary of segment information of the Partnership for the thirty-nine weeks ended September 28, 1999 and September 29, 1998:

                                                          Cafeterias                Dynamic Foods                   Total
                                                          ----------                -------------               ------------
1999:
   External revenues                                   $     140,120                $         867               $    140,987
   Intersegment revenues                                         -                         44,794                     44,794

   Depreciation and amortization                               6,591                          712                      7,303
   Segment profit                                              4,665                          636                      5,301

1998:
   External revenues                                         141,480                          775                    142,255
   Intersegment revenues                                         -                         43,616                     43,616
   Depreciation and amortization                               6,943                          614                      7,557
   Segment profit                                              5,565                        1,112                      6,677

Following is a reconciliation of revenue of the reportable segments to the Partnership's consolidated totals for the thirteen and thirty-nine weeks ended September 28, 1999 and September 29, 1998:


                                                        Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                                        --------------------                    ------------------------
                                                 September 28,         September 29,         September 28,       September 29,
                                                     1999                  1998                 1999                1998
                                                 -------------         -------------         ------------        --------

Revenues
 Total revenues of reportable segments           $    62,903           $  62,936             $ 185,781           $ 185,871
 Elimination of inter-segment revenue                (15,115)            (14,925)              (44,794)            (43,616)
                                                 ------------          ----------            ----------          ----------
     Total consolidated revenues                 $    47,788           $  48,011             $ 140,987           $ 142,255
                                                 ------------          ----------            ----------          ----------
                                                 ------------          ----------            ----------          ----------

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

NOTE F:           Contingencies

     As discussed in Part II, Item 1 of this report on Form 10-Q and in the Partnership's 1998 Form 10-K, the Partnership, in the ordinary course of business, is a party to various legal action. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Partnership's equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 1998

     RESULTS OF OPERATIONS. Sales for the third fiscal quarter of 1998 were $47.8 million, a decrease of $223 thousand from the same quarter of 1998. Operating income for the third quarter of 1999 was $2.6 million compared to $2.2 million in the comparable period in the prior year. The net income for the third quarter of 1999 was $2.5 million compared to $2.2 million in the third quarter of 1998.

     SALES. Restaurant sales in comparable units were 1.6% higher in the third quarter of 1999 than the same quarter of 1998 due primarily to the Partnership's reimaging program. Sales for the third fiscal quarter were $333 thousand lower than the same period of the prior year due to there being a net of three fewer units included in the operating results. Sales by Dynamic Foods to third parties were $109 thousand higher in the third quarter of 1999 than the third quarter of the prior year.

     COST OF SALES. Excluding depreciation, cost of sales was 30.5% of sales for the third quarter of 1999 as compared to 29.5% for the same quarter of 1998. Fish costs in the current period were significantly higher than the prior year period.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $854 thousand in the third quarter of 1999 as compared to 1998. Changes in SG&A expense included increases of $250 thousand in marketing expense and $230 thousand in labor and related expense. Other changes in SG&A expense included decreases of $1.3 million in workers' comp and casualty insurance expense due to improved risk management efforts and claims experience.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $106 thousand in the third quarter of 1999 due primarily to the writing off of property, plant and equipment lacking a useful life in restaurants being remodeled during the current year.

     INTEREST EXPENSE. Interest expense was $85 thousand in the third quarter of 1999, which was $23 thousand higher than the comparable period in the prior year. In accordance with SFAS No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1998

     RESULTS OF OPERATIONS. Sales for the first thirty-nine weeks of 1999 were $141.0 million, a decrease of $1.3 million from the same period of 1998. Operating income for the first thirty-nine weeks of 1999 was $5.5 million compared to $6.9 million in the comparable period in the prior year. Operating income for the thirty-nine weeks of 1999 included a special charge of $566 thousand. The net income for the first thirty-nine weeks of 1999 was $5.3 million compared to $6.7 million in the same period of 1998.

     SALES. Restaurant sales in comparable units were 1.8% higher in the first thirty-nine weeks of 1999 than the same period of 1998 due primarily to the Partnership's reimaging program. Sales for the first thirty-nine weeks were $1.4 million lower than the same period of the prior year due to there being a net of three fewer units included in operating results. Sales by Dynamic Foods to third parties were $92 thousand higher in the first thirty-nine weeks of 1999 than the same period of the prior year.

     COST OF SALES. Excluding depreciation, cost of sales was 29.9% of sales for the first thirty-nine weeks of 1998 as compared to 29.5% for the same period of 1998. Fish costs in the current period were significantly higher than the prior year period.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $506 thousand in the first thirty-nine weeks of 1999 as compared to 1998. Changes in SG&A expense included increases in 1999 of $1.3 million in labor and related expense and $475 thousand in marketing expense. Other changes in SG&A expense included decreases of $1.8 million in workers' comp and casualty insurance expense due to improved risk management efforts and claims experience.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $254 thousand in the first thirty-nine weeks of 1999 due primarily to the writing off of property, plant and equipment lacking a useful life in restaurants being remodeled during the current year.

     SPECIAL CHARGES. Operating income for the thirty-nine weeks ended September 28, 1999 included a special charge of $566 thousand to reflect the cost of the move of the Partnership's support center from Lubbock, Texas to Richardson, Texas.

     INTEREST EXPENSE. Interest expense was $232 thousand in the first thirty-nine weeks of 1999, which was $56 thousand higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Partnership's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES


     During the thirty-nine weeks ended September 28, 1999, cash provided by operating activities of the Partnership was $11.8 million compared to $16.6 million in the same period of 1998. The Partnership made capital expenditures of $15.5 million during the first thirty-nine weeks of 1999 compared to $6.3 million during the same period of 1998. Most of the increase over the prior year related to the remodels of twenty cafeterias. Cash and cash equivalents were $6.4 million at September 28, 1999 compared to $11.5 million at September 29, 1998. The current ratio of the Partnership was .56:1 at September 28, 1999 compared to .69:1 at September 29, 1998 and .70:1 at December 29, 1998. The Partnership's total assets at September 28, 1999 aggregated $83.3 million, compared to $82.8 million at September 29, 1998 and $81.4 million at December 29, 1998.

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

     Total scheduled maturities of long-term debt and interest classified as long-term debt of the Partnership and its subsidiaries over the next five calendar years are: $2.7 million in the remainder of 1999, $5.5 million in 2000 and $55.3 million in 2001.

     The Partnership has outstanding $61.0 million of 12% Notes due December 31, 2001, which includes $15.1 million of interest to maturity. The semi-annual interest payments of $2.7 million on the 12% Notes are due on each March 31 and September 30. The obligations under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

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

     The Partnership believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Partnership has completed the modification, upgrading, and replacing of the digital systems that have been identified as adversely affected by Y2K. The Partnership's total costs of this effort during the 1998 and 1999 fiscal years has been approximately $400 thousand, which is being funded through operating cash flows.

     The Year 2000 Problem may also affect parties who provide critical goods and services to the Partnership, for example banks, credit card companies, utility providers and suppliers of raw and processed foodstuffs to the Partnership's restaurants and its Dynamic Foods operation. The Partnership has evaluated the extent to which the Partnership's operations are vulnerable to Year 2000 problems of its material vendors and has sought assurance of their Year 2000 compliance status. Management believes that the Partnership's reliance upon large volumes of independent consumer transactions at 100 restaurant locations, operation of its own trucking fleet and utilization of the Dynamic Foods division to provide the majority of its food products limit some aspects of the Partnership's Year 2000 exposure. However, the Partnership's ability to assure Year 2000 compliance by many critical vendors is very limited.

     The Partnership has sent Y2K readiness questionnaires to all of its major vendors. Although not all vendors have provided the Partnership with Year 2000 compliance assurances, the Partnership does not anticipate any material problems with its major vendors. However, the Partnership has completed contingency plans to address the possibility of significant performance failures by its major vendors. There is no assurance that the Partnership can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 problems. In particular, management is not able to predict with any assurance the effect of Year 2000 problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Partnership, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Partnership to close its restaurants until service can be resumed.

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

             The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to the Partnership by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Partnership and Mr. Kevin Lewis, former Chairman of the Board of the Company.

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

             The anticipated cash impact of the proposed settlement on the Partnership includes payment in 2000 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Partnership in 1999 but is expected to require payments by the Partnership to the Plan of approximately $1.7 million in 2000 and approximately $850 thousand in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 thousand to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Partnership's planned operations.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 27-Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter ended September 28, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CAFETERIA OPERATORS, L.P.
         by FURR'S/BISHOP'S, INCORPORATED, its Managing General Partner






BY:    /s/Phillip Ratner                             /s/ Paul G. Hargett
       ----------------------------------            --------------------------
       Phillip Ratner                                Paul G. Hargett
       President and Chief Executive Officer         Chief Financial Officer


DATE:   November 9, 1999