Form 10-K
period 1999-12-28
CAFETERIA OPERATORS LP
filed 2000-03-27
CIK 1013610

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                    -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the fiscal year ended December 28, 1999

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 333-4578
                                                --------
                            CAFETERIA OPERATORS, L.P.
                            -------------------------

             (Exact name of Registrant as specified in its charter)

              DELAWARE                               75-2186655
              --------                               ----------
              (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)         Identification No.)

3001 E. PRESIDENT GEORGE BUSH HIGHWAY, RICHARDSON, TX           75082
-----------------------------------------------------         ---------
(Address of principal executive office)                       (Zip Code)

       Registrant's telephone number, including area code   (972) 808-2923

       Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                           on which registered
       -------------------                           -------------------
       12% Senior Secured Notes                    New York Stock Exchange
         due December 31, 2001

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
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       Portions of the definitive proxy statement of the Managing General Partner relating to it's 2000 annual meeting of stockholders are incorporated by reference in Part III.

                            CAFETERIA OPERATORS, L.P.
                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business...........................................................3
Item 2.   Properties.........................................................6
Item 3.   Legal Proceedings..................................................7
Item 4.   Submission of Matters to a Vote of Security Holders................8

                                     PART II

Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters...................................8
Item 6.   Selected Financial Data............................................8
Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................9
Item 8.   Financial Statements and Supplementary Data.......................13
Item 9.   Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure..........................15

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................15
Item 11.  Executive Compensation............................................15
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management........................................15
Item 13.  Certain Relationships and Related Transactions....................15

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports
               on Form 8-K..................................................15

Signatures..................................................................20

                                     PART I

Item 1.       BUSINESS

GENERAL

       Cafeteria Operators, L.P. (the "Company" or "Furr's") was organized as a Delaware limited partnership and is one of the largest operators of family-style cafeteria restaurants in the United States. The Parent and Managing General Partner is Furr's Restaurant Group, Incorporated (the "Parent".) We believe that our cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. Our 97 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. In addition, we operate Dynamic Foods, our food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of our cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

FAMILY DINING DIVISION

       The Family Dining Division consists of 97 cafeterias and one pay-at-the-door buffet-style restaurant operated by Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of Furr's ("Cafeteria Operators").

       CAFETERIAS. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. Our cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest prices per guest. Guest tickets for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997 averaged approximately $5.91, $5.79 and $5.62 respectively. Our cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of our cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

       Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. Our customer base consists principally of people over 45 years of age, shoppers, working people and young families.

       BUFFET. Our buffet-style restaurant features traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest. The buffet unit is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997 averaged approximately $6.06, $6.05 and $5.80, respectively.

MARKETING AND ADVERTISING

       Our marketing program utilizes a variety of media to attract customers to our restaurants and to create a targeted image for our restaurants. We utilize point of sale advertising within our restaurants to focus customers on the various food items and promotions being offered at the restaurant. Television advertisements are used to enhance our image with respect to food quality and value pricing. Also, billboard advertising, newspaper and direct mail programs within the communities in which we have a large presence are used to direct customers to our restaurants and to promote specific programs, including the one-price "All-You-Can-Eat" concept. We frequently use all of our marketing tools together to promote the concept. In addition, store managers and other personnel are encouraged to participate in local public relations and promotional efforts.

DYNAMIC FOODS

       We operate Dynamic Foods, a food purchasing, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of our family dining restaurants, providing us with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 1999, third party sales by Dynamic Foods aggregated $1.2 million.

       Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to our restaurants and for sale to third parties. Currently, approximately 97% of Dynamic Food's manufacturing output is used at our restaurants and the remainder is sold to third parties.

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

       The general managers of our family dining restaurants report to eleven regional managers who, in turn, report to the Vice President of Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all company-owned family dining units.

SERVICE MARKS AND TRADEMARKS

       We utilize and are dependent upon certain registered service marks, including "Furr's Cafeterias," "Bishop's Buffets" and "Dynamic Foods," and a stylized "F" trademarked by Furr's. These and other trademarks are current and are renewable on various dates through February 2008. We are not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

SEASONALITY

       Customer volume on a company-wide basis at most established restaurants is generally somewhat lower in the winter months, due primarily to weather conditions in certain of the markets for our restaurants. As a consequence, the first and fourth quarters of the year historically produce lower sales. A harsh winter season has a negative effect on our revenues, results of operations.

WORKING CAPITAL REQUIREMENTS

       Our restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivables and inventory related to such sales could require it to maintain additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION

       The food service business is highly competitive in each of the markets in which our restaurants operate and is often affected by changes in consumer tastes, economic conditions and demographic and local traffic patterns. In each area in which our restaurants operate, there is a large number of other food service outlets including other cafeterias, buffets and fast-food and limited-menu restaurants which compete directly and vigorously with our restaurants in all aspects, including quality and variety of food, price, customer service, location and the quality of the overall dining experience.

       Neither Furr's nor any of its competitors has a significant share of the total food service market in any area in which we compete. We believe that our principal competitors are other cafeterias and buffets, moderately-priced, conventional restaurants, fast-food outlets and eat-at-home alternatives. Many of our competitors, including our primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than Furr's. We compete with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. We believe we offer existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

       The food manufacturing and distribution business is highly competitive and many of Dynamic Foods' competitors are large regional or national food processors and distributors with significantly greater financial resources than Furr's. Accordingly, there can be no assurance that Dynamic Foods will be able to generate significantly higher revenue or increase our profitability.

CAPITAL EXPENDITURE PROGRAM

       During the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997, Furr's expended $19.9 million, $7.7 million and $5.6 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct two new units and improve the facility operated by Dynamic Foods. The increase in capital expenditures in 1998 and 1999 was primarily due to a significant reimaging program. We expect to continue this program in the year 2000. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

       Subject to our ability to generate necessary funds from operations or to obtain funds from other sources, we intend to pursue a program of remodeling existing restaurants and opening new restaurants. We anticipate expending approximately $10 million in fiscal year 2000 to remodel existing cafeterias, open new restaurants and make other capital expenditures. No assurance can be given that we will generate sufficient funds from operations or obtain alternative financing to enable us to fully implement the desired capital expenditures. Our ability to open new restaurants will also depend, among other things, upon our ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

EMPLOYEES

       As of March 7, 2000, we employed approximately 5,600 persons, of whom approximately 4,600 were employed on a full-time basis. We employed approximately 340 persons as managers or assistant managers of restaurants, 11 persons as regional managers and approximately 65 persons in executive, administrative or clerical positions in the corporate office. None of our employees is covered by collective bargaining agreements. We believe we maintain good relations with our employees.

       The majority of our restaurants pay average wages in excess of the current minimum wage standards. However, any future increase in the federal minimum wage could have the effect of increasing our labor costs. In recent years, the market for those employees who have traditionally been employed in the restaurant industry has become increasingly competitive due to fewer persons entering this category of wage earner and the increased government regulation of immigrants entering and working in the United States. In response to this decrease in the available labor pool, we have increased our average hourly wage and expanded our hiring and training efforts.

REGULATION

        Our restaurants are subject to numerous federal, state and local laws affecting health, sanitation, waste water, fire and safety standards. We believe that we are in substantial compliance with applicable laws and regulations governing our operations.

        The Federal Americans With Disabilities Act, which became effective as to public accommodations and employment in 1992, prohibits discrimination on the basis of disability. As we proceed with remodeling existing restaurants, we could be required to expend funds to modify our restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Item 2. PROPERTIES

        RESTAURANT LOCATIONS. The following table sets forth the number of restaurants operated by the Company in certain states as of March 7, 2000.

       STATE                                       NUMBER OF RESTAURANTS
       -----                                       ---------------------
       Arizona                                     6
       Arkansas                                    2
       California                                  2
       Colorado                                    8
       Illinois                                    1
       Iowa                                        5
       Kansas                                      7
       Missouri                                    2
       Nevada                                      2
       New Mexico                                  15
       Oklahoma                                    10
       Texas                                       38
                                                   --
                                                   98
                                                   ==

       SITE SELECTION. We generally intend to reposition existing restaurants or open new restaurants in markets in which our restaurants are presently located and in adjacent markets, in order to improve our competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor our restaurants and the occupancy cost of the proposed restaurant. Our ability to open new restaurants depends on a number of factors, including our ability to find suitable locations and negotiate acceptable leases, our ability to attract and retain a sufficient number of qualified restaurant managers and the availability of sufficient financing.

       PROPERTIES. Forty-four of our restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 12 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

       Dynamic Foods' food manufacturing and distribution facility contains approximately 175,000 square feet and is situated on approximately 24 acres owned by Furr's in fee simple in Lubbock, Texas. In addition, a grocery warehouse of approximately 36,000 square feet and a truck terminal of approximately 7,200 square feet are located adjacent to the distribution facility.

       Our executive offices are located in approximately 28,000 square feet of leased office space in Richardson, Texas. We believe that the space will be adequate to conduct our current operations for the foreseeable future.


       The Company leases eight properties under a master sublease, owns seven buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are leased to third parties or placed on the market for sale.


Item 3.       LEGAL PROCEEDINGS

       (1) During 1999 we settled on favorable terms an outstanding dispute with the Internal Revenue Service (the "Service") relating to the federal income tax returns of certain subsidiaries of the Parent, including (i) Cavalcade Holdings, Inc. ("Holdings") (for each of the tax years ended June 30, 1985 through June 30, 1990), (ii) Cavalcade Foods, Inc. ("Foods") as successor in interest to Bishop Buffets, Inc. (for the tax period ended December 27, 1986), and (iii) Foods as successor in interest to Furr's Cafeterias, Inc. (for the tax period ended December 27, 1986). We paid $125 thousand to settle these claims, and recognized a tax benefit in the fourth quarter of 1999 of $2.9 million relating to reserves that had previously been established with respect to this dispute.

       (2) In July 1998, we filed a declaratory judgment lawsuit in State District Court in Lubbock, Texas, in which we ask the Court to find that we are not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of Furr's. Mr. Papit resigned effective May 29, 1998, following the election at the annual meeting of stockholders of Furr's of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), our largest stockholder at that time. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a President and Chief Executive Officer Agreement dated March 23, 1998. This agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. We have requested a jury trial and believe that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to Furr's and the Agreement was entered into by Furr's without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

       (3) Furr's and certain of our subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and our pension plan and Michael Levenson were defendants in a lawsuit brought against us in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of Furr's and a participant in the Cavalcade Pension Plan. The Plaintiff's allegations (all of which were disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of Furr's from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to Furr's by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon Furr's and Mr. Lewis.

       In 1998, Furr's, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and our pension plan entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel to resolve all outstanding claims among them. The court hearing the case in December 1999 approved the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members. Pursuant to the settlement, the litigation has been dismissed with prejudice.

       As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, we recognized a special charge of $5.8 million in the fourth quarter of 1998, of which $2.2 million related to resolution of the IRS audit. The anticipated cash impact of the settlement on Furr's includes payment in 2000 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement is not expected to require any additional funding payments to the Plan by Furr's in 2000 based upon the current value of Plan assets, but may require additional payments by Furr's to the Plan in future years. Pursuant to the settlement, Kmart Corporation's pension plan transferred $700,000 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of amounts required of Furr's under the settlement will have a material adverse effect on our planned operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION

        The partnership units of the Company are not traded on any exchange.

HOLDERS

        The Parent owns all of the 1% general partner interest and owns all of the 99% limited partner interest (4% is owned indirectly and 95% is owned directly.)"

Item 6.       SELECTED FINANCIAL DATA  (in thousands)


Fiscal Years Ended
---------------------------------------------------------------------------------------
                              Dec 28,     Dec 29,     Dec 30,      Dec 31,     Jan 2,
                               1999        1998        1997         1996        1996
                               ----        ----        ----         ----        ----
Sales (1)                   $ 188,060   $ 188,208   $ 193,530    $ 197,196   $ 209,769

Net income (loss) before        8,066         113      (4,740)       8,550     (37,154)
    extraordinary item

Total assets                   79,163      81,371      77,314       86,342      86,066

Long term obligations (2)      70,931      81,791      78,877       82,824      88,019

(1) The Company closed two restaurants in 1999, four restaurants in 1998, eight restaurants in 1997, five restaurants in 1996 and fourteen restaurants in 1995. The Company opened one restaurant in 1999 and one restaurant in 1997.

(2)    Includes $12,389, $17,882, $23,374, $28,867 and $33,413 of interest accrued to maturity on long-term debt in fiscal year ended December 28, 1999, December 29, 1998, December 30, 1997, December 31, 1996 and
       January 2, 1996, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's fiscal year is a 52-53 week year. Each of the last three fiscal years included 52 weeks.

The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                                            1999          1998          1997
                                                            ----          ----          ----
Statement of operations data:
Sales                                                     $ 188,060     $ 188,208     $ 193,530
Costs and expenses:
   Cost of sales (excluding depreciation)                    56,036        55,801        58,292
   As a percent of sales                                      29.80%        29.65%        30.12%
   Selling, general and administrative                      112,735       114,022       118,262
   As a percent of sales                                      59.95%        60.58%        61.11%

   Depreciation and amortization                             10,335        10,081        10,873
   Special charges (credits)                                    566         7,941        10,554
                                                          ---------     ---------     ---------

   Total costs and expenses                                 179,672       187,845       197,981
                                                          ---------     ---------     ---------
Operating income (loss)                                       8,388           363        (4,451)
Interest expense                                                322           250           289
                                                          ---------     ---------     ---------
Net Income (loss)                                         $   8,066     $     113     $  (4,740)
                                                          =========     =========     =========
Restaurant units in operation:
   Beginning of year                                             99           103           110
   Opened                                                         1            --             1
   Closed                                                        (2)           (4)           (8)
                                                          ---------     ---------     ---------

   End of year                                                   98            99           103
                                                          ---------     ---------     ---------

Year over year comparable store sales change
     (for units open at year end and
     which operated the full year)                             1.98%         2.98%         0.31%
                                                          =========     =========     =========

Average weekly sales per restaurant unit (for units
     open at year end and which operated the full year)   $  36,701     $  35,621     $  34,426
                                                          =========     =========     =========

FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 29, 1998

       RESULTS OF OPERATIONS. Sales for the fifty-two week fiscal year ended December 28, 1999 were $188.1 million, a decrease of $.1 million from the fiscal year ended December 29, 1998. Comparable store sales increased by $3.4 million or 1.98% in 1999 compared to 1998.

       Our net income was $8.1 million for fiscal 1999 compared to $113 thousand for the prior year. The operating results for 1999 and 1998 included special charges aggregating $.6 million and $7.9 million, respectively. Before special charges, net income for 1999 was $9.0 million compared to $8.3 million for fiscal 1998.

       SALES. Restaurant sales in comparable units were 1.98% higher in fiscal 1999 than 1998. Sales in 1999 were lower than the prior year by $.1 million. Revenues in fiscal year 1999 included $1.2 million of Dynamic Foods sales to third parties compared to $1.0 million in fiscal 1998.

       COST OF SALES. Cost of sales was 29.8% of sales for fiscal year 1999 compared to 29.7% for fiscal year 1998.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $1.3 million in fiscal year 1999. Of the decrease, $3.0 million was due to fewer units being included in operating results. SG&A expense includes increases of $1.7 million in labor and related expense, $608 thousand in marketing expense and $421 thousand in rent expense. SG&A expense includes decreases of $488 thousand in utility expense, $740 thousand in casualty insurance and $642 thousand in legal and professional expenses.

       SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $8.6 million. Included in the total are charges of $6.2 million for the estimated costs of litigation settlements, $1.5 million for expenses related to closed stores and the write down of certain properties, $610 thousand related to the proxy contest and the election of the Board of Directors and $291 thousand for the write off of the deferred costs associated with warrants.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $254 thousand higher than the prior year, due to the depreciation on capital expenditures in the prior and current year principally related to our ongoing remodeling program.

       INTEREST EXPENSE. Interest expense was $322 thousand, which was higher than the prior year by $72 thousand. As discussed in note 2 to the consolidated financial statements, in accordance with SFAS 15, certain debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments of interest not recorded as expense in 1999 and 1998 amounted to $5.5 million each year.

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

       INTEREST EXPENSE. Interest expense was $250 thousand, which was lower than the prior year by $39 thousand. In accordance with SFAS 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments of interest not recorded as expense in 1998 and 1997 amounted to $5.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

       The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements. The Company will adopt the provisions of SFAS No. 133 in the first quarter of Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES:

       During fiscal 1999, cash provided from our operating activities was $15.4 million compared to $20.3 million in 1998. Cash used for the payment of interest was approximately $5.8 million in 1999 and $5.7 million 1998. We made capital expenditures of $19.9 million during 1999 compared to $7.7 million during 1998. Cash, temporary investments and marketable securities were $5.2 million at December 28, 1999 compared to $11.5 million at December 29, 1998. The current ratio of the Company was .47:1 at December 28, 1999 compared to .70:1 at December 29, 1998. Our total assets at December 28, 1999 aggregated $79.2 million compared to $81.4 million at December 29, 1998.

       Our restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivable and inventory related to such sales could require us to maintain additional working capital.

       Cafeteria Operators has outstanding $58.2 million of 12% Notes due December 31, 2001, including $12.4 million of accrued interest. Under the terms of the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of Cafeteria Operators under the 12% Notes are secured by a security interest in and a lien on all of the personal property of Cafeteria Operators and mortgages on all fee and leasehold properties of Cafeteria Operators (to the extent such properties are mortgageable).

       Cafeteria Operators has outstanding $2.6 million of 10.5% Notes due December 31, 2001. Under the terms of the 10.5% Notes, a semi-annual cash interest payment of approximately $133 thousand is due on each June 30 and December 31. These notes were issued as payment of a portion of the indemnification obligation related to the Levenson litigation discussed in note 8 to the consolidated financial statements.

       We intend to continue a program of remodeling existing cafeterias and opening new restaurants. We anticipate expending approximately $10 million in fiscal year 2000 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that we will generate sufficient funds from operations or obtain alternative financing sources to enable us to fully implement the anticipated capital expenditures.

       From time to time, we consider whether disposition of certain of our assets, including our food processing and distribution operations, real estate owned in fee simple and leasehold interests or potential acquisitions of assets would be beneficial or appropriate for our long-term goals and in order to increase stockholder value.

       In 1993, we entered into an amendment of a master sublease agreement pursuant to which we leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart if Mr. Kevin Lewis ceased to be Chairman of the Board of Directors of Furr's. Mr. Lewis was not nominated for reelection at our Annual Meeting of Stockholders on May 28, 1998. In June 1998, Kmart demanded that we pay increased rents, which we have done while reserving our right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, we will pay additional rent of approximately $1.8 million through December 31, 2001, including $1.2 million additional rent paid in 1999. Because we account for our rental payments under the straight-line method, the purported increase in rent through December 31, 1999 is being amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in annual rent expense amounted to approximately $288 thousand for fiscal 1999 and for the fiscal 2000 will amount to approximately $288 thousand.

       Furr's and certain of our subsidiaries and other defendants entered into a definitive settlement agreement that resolved all outstanding claims among us related to the litigation and IRS audit involving our pension plan. The calculations included in the agreement have been confirmed by an independent actuary and the settlement approved as "fair" to all members of the plaintiff class by the court. The cash impact of the settlement on Furr's includes payment in 2000 of $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by Furr's in 2000 but is expected to require payments by Furr's to the Plan of approximately $1.7 million in 2001 and approximately $850 thousand in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan.

YEAR 2000 DISCLOSURE

       As of the date of this Report, we have not experienced any significant disruptions in our operations during the transition into the Year 2000 ("Y2K"). In the fourth quarter of 1999, we completed our assessment of Y2K risks and had formulated contingency plans to mitigate potential adverse effects which might have arisen from noncompliant systems or third parties who had not adequately addressed the Y2K issue. To date, we have not incurred any significant costs related to Y2K issues. We will continue to monitor our operations and systems and address any date-related problems that may arise as the year progresses.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       We are exposed to market risk from changes in commodity prices. We purchase certain commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

       Our long term debt does not expose us to market risk as all interest accrues at fixed rates. We do not use derivative financial instruments to manage overall borrowing costs.

       This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.


Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Parent' fiscal year is a 52-53 week year. Each of the 1999, 1998 and 1997 Fiscal years included 52 weeks.

Index to Consolidated Financial Statements and Financial Schedule

                                                                                Page
                                                                                 No.
                                                                                ----
Independent Auditors' Report                                                    F-1

Consolidated Balance Sheets--
December 28, 1999 and December 29, 1998                                         F-2

Consolidated Statements of Operations--
Years ended December 28, 1999, December 29, 1998 and December 30, 1997          F-4

Consolidated Statements of Changes in Stockholders' Deficit--
Years ended December 28, 1999, December 29, 1998 and December 30, 1997          F-5

Consolidated Statements of Cash Flows--
Years ended December 28, 1999, December 29, 1998 and December 30, 1997          F-6

Notes to Consolidated Financial Statements--
Years ended December 28, 1999, December 29, 1998 and December 30, 1997          F-8

Financial Statement Schedule--
         The Financial Statement Schedule filed as a part of this report is
         listed in "Index to Financial Statement Schedules" at Item 14           22

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Comprising Item 8 of the Annual Report
                               on Form 10-K to the

                       SECURITIES AND EXCHANGE COMMISSION

                            CAFETERIA OPERATORS, L.P.
 Fiscal Years Ended December 28, 1999, December 29, 1998 and December 30, 1997

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Cafeteria Operators, L.P.:

We have audited the accompanying consolidated financial statements of Cafeteria Operators, L.P. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cafeteria Operators, L.P. and subsidiaries as of December 28, 1999 and December 29, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Dallas, Texas
February 25, 2000

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1999 AND DECEMBER 29, 1998
(DOLLARS IN THOUSANDS)

                                                                            December 28,    December 29,
                                                                                   1999            1998
                                                                            -----------     -----------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                         $      5,163    $     11,478
         Accounts and notes receivable (net of allowance for doubtful
             accounts of $14 and $14, respectively)                                 894             623
         Inventories                                                              6,544           7,014

         Prepaid expenses and other                                                 861             442
                                                                           ------------    ------------

                          Total current assets                                   13,462          19,557
                                                                           ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
         Land                                                                     7,322           9,119
         Buildings                                                               31,374          30,779
         Leasehold improvements                                                  28,427          21,040
         Equipment                                                               42,515          40,433

         Construction in progress                                                 4,024           2,144
                                                                           ------------    ------------


                                                                                113,662         103,515

         Less accumulated depreciation and amortization                         (59,076)        (55,195)
                                                                           ------------    ------------

                        Property, plant and equipment, net                       54,586          48,320

RECEIVABLE FROM AFFILIATES, NET                                                  10,563          12,991
OTHER ASSETS                                                                        552             503

                                                                           ------------    ------------
                        TOTAL ASSETS                                       $     79,163    $     81,371
                                                                           ============    ============

                                                                     (Continued)

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1999 AND DECEMBER 29, 1998
(DOLLARS IN THOUSANDS)


                                                         December 28,    December 29,
                                                                 1999           1998
                                                          -----------     -----------

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
         Current maturities of long-term debt            $      5,493   $      5,493
         Trade accounts payable                                 5,233          3,990
         Other payables and accrued expenses                   17,058         17,199
         Reserve for store closings, current                      804          1,316
                                                         ------------   ------------

                             Total current liabilities         28,588         27,998
                                                         ------------   ------------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES           2,558          3,280

LONG-TERM DEBT, NET OF CURRENT PORTION                         55,220         60,712

OTHER PAYABLES                                                 10,218         15,586

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
         NET OF AMORTIZATION                                    1,919          2,330

COMMITMENTS AND CONTINGENCIES


PARTNERS'  DEFICIT                                            (19,340)       (28,535)
                                                         ------------   ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                  $     79,163   $     81,371
                                                         ============   ============


See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

                                                                        YEAR ENDED
                                                  ----------------------------------------------------------
                                                  DECEMBER 28, 1999   DECEMBER 29, 1998    DECEMBER 30, 1997
                                                  -----------------   -----------------    -----------------
Sales                                             $         188,060   $         188,208    $         193,530
Costs and expenses:
         Cost of sales (excluding depreciation)              56,036              55,801               58,292
         Selling, general and administrative                112,735             114,022              118,262
         Depreciation and amortization                       10,335              10,081               10,873

         Special charges                                        566               7,941               10,554
                                                  -----------------   -----------------    -----------------

                                                            179,672             187,845              197,981
                                                  -----------------   -----------------    -----------------

Operating income (loss)                                       8,388                 363               (4,451)

         Interest expense                                       322                 250                  289
                                                  -----------------   -----------------    -----------------
Net income (loss)                                 $           8,066   $             113    $          (4,740)
                                                  =================   =================    =================


See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

                                                                    ACCUMULATED
                                      GENERAL         LIMITED   OTHER COMPREHENSIVE
                                      PARTNERS        PARTNERS          LOSS            TOTAL
                                    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 30, 1996          $    (36,085)   $     14,972    $     (2,854)   $    (23,967)
Distributions                                 62                                              62
Comprehensive income (loss):
     Net loss                             (4,740)                                         (4,740)
     Pension liability adjustment                                            350             350
                                                                                    ------------
Total comprehensive loss                                                                  (4,390)
                                    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 30, 1997               (40,763)         14,972          (2,504)        (28,295)
Comprehensive income (loss):
     Net income                              113                                             113
     Pension liability adjustment                                           (353)           (353)
                                                                                    ------------

Total comprehensive loss                                                                    (240)
                                    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 29, 1998               (40,650)         14,972          (2,857)        (28,535)
Comprehensive income:
     Net income                                                                            8,066
     Pension liability adjustment                                          1,129           1,129
                                                                                    ------------

Total comprehensive income                                                                 9,195
                                    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 28, 1999          $    (32,584)   $     14,972    $     (1,728)   $    (19,340)
                                    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

                                                         DECEMBER 28, 1999    DECEMBER 29, 1998    DECEMBER 30, 1997
                                                         -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $           8,066    $             113    $          (4,740)
   Adjustments to reconcile net income
          to net cash provided by
          operating activities:
               Depreciation and amortization                        10,335               10,081               10,873
               Loss (gain) on sale of property,
                  plant and equipment and other assets                 (62)                 (50)                  76
               Special charges                                       7,835                5,567                    -
               Deferred charges (credits)                               75                  (48)                 495

Changes in operating assets and liabilities:
          Accounts and notes receivable                               (146)                 233                  329
          Inventories                                                  470                 (976)                (317)
          Prepaid expenses
             and other                                                (420)                 681                 (815)
          Trade accounts payable                                     1,243                 (222)              (1,286)
          Provision for closed store reserves                       (1,234)              (1,086)                (832)
          Other payables and accrued expenses                       (1,765)               2,191                  112

          Other liabilities including accrued pension
             costs                                                  (1,154)               1,545                  142
                                                         -----------------    -----------------    -----------------
          Net cash provided by operating
             activities                                             15,408               20,297                9,604
                                                         -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (19,850)              (7,718)              (5,638)
   Proceeds from the sale of property, plant and
          equipment and other assets                                 2,776                1,205                  199
   Other, net                                                          276                   16                   15
                                                         -----------------    -----------------    -----------------
               Net cash used in investing
                  activities                                       (16,798)              (6,497)              (5,424)
                                                         -----------------    -----------------    -----------------


                                                                     (Continued)

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

                                                          DECEMBER 28, 1999    DECEMBER 29, 1998    DECEMBER 30, 1997
                                                          -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of indebtedness                         $          (5,493)   $          (5,493)   $          (5,493)
          Issuance of indebtedness                                       --                   --                2,551
          Proceeds (payments) to affiliates                             602               (1,387)                (476)
          Other, net                                                    (34)                 163                  (35)
                                                          -----------------    -----------------    -----------------
                  Net cash used in financing activities              (4,925)              (6,717)              (3,453)
                                                          -----------------    -----------------    -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (6,315)               7,083                  727

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      11, 478                4,395                3,668
                                                          -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $           5,163    $          11,478    $           4,395
                                                          =================    =================    =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Interest paid, including $5,493
          of interest classified as payment of
          indebtedness during the fiscal years
          ended December 28, 1999, December 29, 1998
          and December 30, 1997 respectively              $           5,815    $           5,736    $           5,500
                                                          =================    =================    =================

         Income tax refunded                              $              --    $              --    $             (60)
                                                          =================    =================    =================

         Pension liability adjustment                     $           1,129    $             353    $            (350)
                                                          =================    =================    =================
         Non-cash investing activity:

                  Note receivable for sale of asset       $             125    $              --    $              --
                                                          =================    =================    =================


See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Cafeteria Operators, L.P. (the "Company"), a Delaware limited partnership is wholly owned by Furr's Restaurant Group, Incorporated (the "Parent") , operates cafeterias and a buffet. The financial statements presented herein are the consolidated financial statements of Cafeteria Operators, L.P. and its subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

The financial statements reflect the results of a series of transactions relating to the financial restructuring of the Company on January 2, 1996, as described in Note 2.

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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is generally recorded at cost, while certain assets considered to be impaired are recorded at estimated fair value. All property, plant and equipment is depreciated at annual rates based upon the estimated useful lives of the assets using the straight-line method. Restaurant equipment is generally depreciated over a period of 1 to 5 years, while the useful life of manufacturing equipment is considered to be 5 to 10 years. Buildings are depreciated over a 30 year useful life, while improvements to owned buildings have estimated useful lives of 3 to 5 years. Provisions for amortization of leasehold improvements are made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

VALUATION OF LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than the carrying amount. Charges of $392 for the year ended December 28, 1999, $419 for the year ended December 29, 1998 and $2,139 for the year ended December 30, 1997 were recorded to recognize the write-down of certain property, plant and equipment to estimated fair value, based on expected future cash flows.

START-UP AND CLOSING COST OF RESTAURANTS - Start-up and preopening costs incurred in connection with a new restaurant becoming operational are expensed as incurred.

When the decision to close a restaurant is made, the present value of all fixed and determinable costs to be incurred after operations cease is accrued. These fixed and determinable costs consist primarily of obligations defined in lease agreements such as rent and common area maintenance, reduced by sublease income, if any.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $4,257, $3,777 and $3,455 for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively.

UNFAVORABLE LEASES - For leases acquired through purchase, the net excess of future lease payments over the fair value of these payments is being amortized over the terms of the leases to which the differences relate.

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

2.     RESTRUCTURING

On January 25, 1995, the Parent announced that it had entered into an Agreement in Principle dated as of January 24, 1995 (the "Agreement in Principle") among the Parent, its subsidiaries, the holders of the 11% Notes of the Partnership (the "11% Noteholders"), the holder of the 9% Note of Cavalcade Foods (both as defined below), the Trustees of General Electric Pension Trust ("GEPT"), and Kmart Corporation ("Kmart").

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

3.     OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                                  December 28,       December 29,
                                                          1999               1998
                                                          ----               ----
     Taxes other than income taxes                $      3,556        $     4,065
     Salaries, wages and commissions                     4,472              4,048
     Insurance                                           3,777              3,980
     Legal and accounting expenses                       1,535              2,040
     Rent                                                  988              1,056
     Gift certificates outstanding                       1,077              1,031
     Utilities                                             870                534

     Other payables and accrued expenses                   783                445
                                                  ------------       ------------
                                                  $     17,058       $     17,199
                                                  ============       ============

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

Long-term debt consists of the following:

                                                                Stated
                                                               Maturity          December 28,         December 29,
                                                                 Date                    1999                 1998
                                                                 ----                    ----                 ----
     12% Notes, including interest accrued through
     maturity of $12,389 and $17,882, respectively               2001                 $58,161              $63,654
     10.5% Notes                                                 2001                   2,551                2,551
                                                                                        -----                -----
                                                                                       60,712               66,205

     Current maturities of long-term debt                                              (5,493)              (5,493)
                                                                                       -------              -------
     Long-term debt                                                                   $55,219              $60,712
                                                                                      =======              =======

At December 28, 1999, the scheduled aggregate amount of all maturities of long-term debt and interest classified as long-term debt are as follows:

                               2000      $ 5,493
                               2001       55,219
                                         -------
                                         $60,712
                                         -------
                                         -------

5.     PARTNERS' CAPITAL

On January 2, 1996, the Company issued an aggregate 95% limited partner interest to the 11% Noteholders in exchange for reductions of debt and interest thereon, as described in Note 2. Subsequent thereto, the holders of the 95% limited partner interest exercised their option to put the limited partner interest to the Parent in exchange for common stock of the Parent. As a result of a series of financial restructuring transactions, the Parent owns a 1% general partner interest and 95% limited partner interest and indirectly owns the remaining 4% limited partner interest through the Holding Partnership.

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

The Company is subject to the additional minimum liability requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Parent's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of December 28, 1999, December 29, 1998 and December 30, 1997, the Company recorded a decrease of $1,129 in 1999, an increase of $353 in 1998 and a decrease of $350 in 1997 to the noncurrent pension liability with corresponding charges or credits to partners' deficit.

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                                                         Years Ended
                                                                        ----------------------------------------------
                                                                        December 28,     December 29,     December 30,
                                                                                1999             1998             1997
                                                                                ----             ----             ----
Accumulated benefit obligation at end of year                           $     16,218     $     18,207     $     12,603
                                                                        ============     ============     ============
Change in benefit obligation
         Benefit obligation at beginning of year                        $     18,207     $     12,603     $     11,948
         Service cost                                                             --               --               --
         Interest cost                                                         1,066              832              859
         Actuarial (gain) loss                                                (2,099)           1,027              891
         Benefits paid                                                        (1,031)          (1,170)          (1,095)
         Cost of IRS and litigation settlements                                   75            4,915
                                                                        ------------     ------------     ------------
         Benefit obligation at end of year                                    16,218           18,207           12,603
                                                                        ------------     ------------     ------------

Change in plan assets
         Fair value of plan assets at beginning of year                       12,795           11,808           10,803
         Actual return on plan assets                                            (39)           1,407            1,848
         Employer contribution                                                    --               50              251
         Kmart contribution to IRS and
            litigation settlement                                                 75              700               --
         Benefits paid                                                        (1,031)          (1,170)          (1,094)
                                                                        ------------     ------------     ------------
         Fair value of plan assets at end of year                             11,800           12,795           11,808
                                                                        ------------     ------------     ------------

Funded status                                                                 (4,418)          (5,412)            (795)

Unrecognized net loss from past experience different
     from that assumed and effects of changes in
        assumptions                                                            1,728            2,857            2,504
Unrecognized prior service cost                                                   --               --               --
                                                                        ------------     ------------     ------------
Net amount recognized                                                   $     (2,690)    $     (2,555)    $      1,709
                                                                        ============     ============     ============

Amounts recognized in the consolidated balance sheet consist of:
         Accrued benefit cost                                           $     (4,418)    $     (5,412)    $       (795)
         Accumulated other comprehensive loss                                  1,728            2,857            2,504
                                                                        ------------     ------------     ------------
         Net amount recognized                                          $     (2,690)    $     (2,555)    $      1,709
                                                                        ============     ============     ============

Major assumptions:

Discount rate                                                                   7.25%            6.50%            7.00%
Expected long-term rate of return on plan assets                                9.00%            9.00%            9.00%

The components of net periodic pension cost for the years ended December 28, 1999, December 29, 1998 and December 30, 1997 are as follows:

                                                         1999            1998            1997
                                                         ----            ----            ----
Service cost-benefits earned during the period       $         --    $         --    $         --
Interest cost on projected benefit obligation               1,066             832             859
Expected return on plan assets                             (1,035)           (886)           (806)
Amortization of prior service cost                             --              --              --
Amortization of transition asset                               --              --              --
Recognized actuarial loss                                     125             150             197
                                                     ------------    ------------    ------------

Net periodic pension cost                                     156              96             250

Cost of IRS and litigation settlements
         (net of Kmart contribution)                           --           4,215              --
                                                     ------------    ------------    ------------
Total pension cost                                   $        156    $      4,311    $        250
                                                     ============    ============    ============

The Company also has a voluntary savings plan (the "401(k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended December 28, 1999, December 29, 1998 and December 30, 1997 amounted to $19, $8 and $8, respectively.

8.     COMMITMENTS AND CONTINGENCIES

The Company leases restaurant properties under various noncancelable operating lease agreements which expire on various dates through 2015 and require various minimum annual rentals. Certain leases contain escalation clauses. Further, many leases have renewal options ranging from one five-year period to ten five-year periods. Certain of the leases also require the payment of property taxes, maintenance charges, advertising charges, insurance and parking lot charges, and additional rentals based on percentages of sales in excess of specified amounts.

In 1993, the Company entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart, if Mr. Kevin Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. In June 1998, Kmart demanded that the Company pay increased rents, which the Company has done while reserving its right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, the Company will pay additional rent of approximately $1,800 through December 31, 2001, including $1,200 additional rent paid in 1999. Because the Company accounts for its rental payments under the straight-line method, the purported increase in rent through December 31, 1999 is being amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008.The increase in annual rent expense amounted to approximately $288 for fiscal 1999 and for the fiscal 2000 will amount to approximately $288.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of December 28, 1999:

                                                              Minimum              Sublease
                                                                Rent                Income
                                                                ----                ------
                               2000                          $    10,771          $      927
                               2001                               10,262                 850
                               2002                                9,832                 650
                               2003                                7,423                 501
                               2004                                6,992                 492
               For the remaining terms of the leases              26,559               1,238


       Total rental expense included in the statements of operations is $10,881, $10,659 and $11,036, which includes $980, $1,075 and $1,029 of additional rent based on net sales, for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively. The results of operations include sublease rent income of $904, $899 and $800 for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively.

       The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Company's equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.

       On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Company, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Parent, the Company, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co., Inc. ("Cavalcade"), individual members of the Board of Directors, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc.
("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former 11% Noteholders, Deloitte & Touche LLP, Kmart and certain partners and employees of the foregoing, alleging, among other things, that the Company and certain defendants conspired to wrest control of the Company away from the Levensons by fraudulently inducing them to transfer their working control of the Company through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Company to KL Park and KL Group.

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

       The Company, the Parent and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to the Company by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Company and Mr. Lewis.

       In 1998 the Company, the Parent, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan agreed to settle the litigation (the "Settlement"). In December 1999 the Settlement was approved by the court as "fair" to all members of the plaintiff class after notice to all purported class members, and the litigation was dismissed with prejudice.

       As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company recognized a special charge of $5,786 in the fourth quarter of 1998, of which approximately $2,200 related to resolution of the IRS audit.

       The anticipated cash impact of the settlement on the Company includes payment in 2000 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 2000 but is expected to require payments by the Company to the Plan of approximately $1,700 in 2001 and approximately $850 in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. Kmart Corporation's pension plan has transferred $700 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 2000 and subsequent years will have a material adverse effect on the Company's planned operations.

       The Company, in July 1998, filed a declaratory judgment lawsuit in State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of the Company. Mr. Papit resigned effective May 29, 1998, following the election at the Company's annual meeting of stockholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), the Company's largest stockholder at that time. He subsequently demanded payment of more than $500 of severance and other amounts that he claimed were owing to him under a President and Chief Executive Officer Agreement dated March 23, 1998. This agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

9.     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                Thirteen Weeks Ended
                                            -------------------------------------------------------------
                                            March 30         June 29       September 28       December 28
                                            --------         -------       ------------       -----------
Year ended December 28, 1999:
         Sales                               $46,003         $47,196            $47,788           $47,073
         Gross profit (1)                     32,103          33,008             33,000            32,938
         Net income (2)                        1,432           1,378              2,491             2,765

                                                                Thirteen Weeks Ended
                                            -------------------------------------------------------------
                                            March 31         June 30       September 29       December 29
                                            --------         -------       ------------       -----------
Year ended December 29, 1998:
Sales                                        $46,212         $48,032            $48,011           $45,953
Gross profit (1)                              32,461          33,606             33,655            31,847
Net income (loss) (2)                          2,175           2,325              2,177            (6,564)

       (1) Gross profit is computed using cost of sales including depreciation expense.
       (2)    See Note 13 Special Charges and Credits

10.    OTHER RELATED PARTY TRANSACTIONS

       On June 7, 1996, the Company, Cafeteria Operators, L.P. and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. In September 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. Mr. Lewis subsequently resigned as President and Chief Executive Office effective December 31, 1996 and the Board requested Mr. Lewis to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. In October 1997, Mr. Lewis agreed to remain Chairman of the Board beyond December 31, 1997 until at least may 31, 1998 and in November 1997, Mr. Lewis was paid $50 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998. In addition, the Company agreed to pay Mr. Lewis $7.5 per month during the period after December 31, 1997 that he acted as Chairman of the Board. At the request of Mr. Lewis, this payment was reduced to $2.5 per month effective April 1, 1998.

       Effective January 1, 1997, Kenneth Reimer, a director of the Company from January 1996 to May 1998, assumed the duties of President and Chief Executive Officer of the Company on an interim basis. Mr. Reimer received $100 for serving in this capacity until March 27, 1997, at which time the Board named Theodore J. Papit as his replacement.

       In 1996 and 1997, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, performed certain management consulting services for the Board. Total fees and expenses paid were approximately $8, $4 and $68 in 1998, 1997 and 1996, respectively.

       Pursuant to an Interim Manager Agreement, as amended, (the "Hopgood Agreement") effective June 1, 1998, between Suzanne Hopgood, Chairman of the Board of Directors, and the Company, Ms. Hopgood agreed to serve as Interim Chief Executive Officer. Ms. Hopgood received $90 during 1999 and $320 in 1998 for serving in this capacity until September 27, 1998 and providing other management consulting services relating to management transition, real estate and finance matters through December 29, 1998.

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

       At December 28, 1999 and December 29, 1998, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                                       December 28,    December 29,
                                                           1999            1998
                                                           ----            ----
Long-term debt, including current portion and
Interest accrued through maturity:
         Carrying amount                               $     60,712    $     66,205
         Estimated fair value                                48,324          48,324

The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at December 28, 1999 and December 29, 1998 is based upon the face amount of the debt resulting from the Restructuring described in Note 2, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

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

The accounting policies of the segments are the same as those in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before non-recurring special charges or credits.

Following is a summary of segment information of the Company for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997:

                                                 Cafeterias         Dynamic Foods             Total
                                                 ----------         -------------             -----
1999:
External revenues                                $   186,866           $    1,194          $   188,060
         Intersegment revenues                             -               59,731               59,731
         Depreciation and amortization                 9,360                  975               10,335
         Segment profit                                8,110                  844                8,954
         Segment assets                               65,493               13,670               79,163
         Expenditures for segment assets              19,164                  686               19,850

1998:
         External revenues                           187,162                1,046              188,208
         Intersegment revenues                             -               58,380               58,380
         Depreciation and amortization                 9,244                  837               10,081
         Segment profit                                7,015                1,289                8,304
         Segment assets                               67,319               14,052               81,371
         Expenditures for segment assets               6,839                  879                7,718

1997:
         External revenues                           191,783                1,747              193,530
         Intersegment revenues                             -               58,877               58,877
         Depreciation and amortization                 9,854                1,019               10,873
         Segment profit                                5,352                  751                6,103
         Segment assets                               64,294               13,020               77,314
         Expenditures for segment assets               5,466                  172                5,638

Following is a reconciliation of reportable segments to the Company's consolidated totals for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997:

                                                 December 28,    December 29,    December 30,
                                                     1999            1998            1997
                                                     ----            ----            ----
Revenues
         Total revenues of reportable segments   $    247,791    $    246,588    $    252,407
         Elimination of inter-segment revenue         (59,731)        (58,380)        (58,877)
                                                 ------------    ------------    ------------
                  Total consolidated revenues    $    188,060    $    188,208    $    193,530
                                                 ============    ============    ============
Profit
         Total profit of reportable segments     $      8,954    $      8,304    $      6,103
         Elimination of inter-segment profit               --              --              --
                                                 ------------    ------------    ------------
                  Total consolidated profit      $      8,954    $      8,304    $      6,103
                                                 ============    ============    ============
Assets
         Total assets of reportable segments     $     79,163    $     81,371    $     77,314
         Elimination of inter-segment assets               --              --              --
                                                 ------------    ------------    ------------
                  Total consolidated assets      $     79,163    $     81,371    $     77,314
                                                 ============    ============    ============

13.    SPECIAL CHARGES AND CREDITS

       The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $8,600. Included in the total are charges of $6,200 for the estimated costs of litigation settlements, $1,500 for expenses related to closed stores and the write down of certain properties, $610 related to the proxy contest and the election of the Board of Directors and $291 write off of the deferred costs associated with warrants. The operating results for fiscal 1997 include net special charges of $10,500. Included in the total are charges of $6,900 of property, plant and equipment write downs and closed store reserves and $4,900 related to the Levenson litigation and related indemnity, which were partially offset by a credit of $1,300 related to the settlement of a lawsuit.


                                   ******

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information in the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's under the captions "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

Item 11.      EXECUTIVE COMPENSATION

       Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information found in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's under the caption "Executive Compensation," subcaptions "Summary Compensation Table," "Option Plan," "Option Grants," "Director Options," "Director Fees," "Employment Contracts and Termination of Employment and Change of Common Agreements," "Compensation Committee Interlocks," "Board Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Return of Company Stock, Industry Index and Broad Market."

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's.

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

              (2)    FINANCIAL STATEMENT SCHEDULE
                     Cafeteria Operators, L.P.

                                                                            Page
Schedule      Description                                                    No.
--------      -----------                                                   ----
II-           Consolidated Valuation and Qualifying Accounts                 22

       Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

(b)           REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during fiscal 1999 ended December 28, 1999.

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

                                       CAFETERIA OPERATORS, L.P.
                                       By: Furr's Restaurant, Incorporated
                                       Managing General Partner


DATE:    March 21, 2000                /s/ Phillip Ratner
                                       ---------------------------------
                                       Phillip Ratner
                                       President and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cafeteria Operators, L.P. and on the dates indicated.

DATE:    March 21, 2000                /s/ Suzanne Hopgood
                                       ---------------------------------
                                       Suzanne Hopgood
                                       Director, Chairman of
                                       the Board

DATE:    March 21, 2000                /s/ Jacob C. Baum
                                       ---------------------------------
                                       Jacob C. Baum
                                       Director

DATE:    March 21, 2000                /s/ Ben Evans
                                       ---------------------------------
                                       Ben Evans
                                       Director

DATE:    March 21, 2000                /s/ Margaret Bertelsen Hampton
                                       ---------------------------------
                                       Margaret Bertelsen Hampton
                                       Director

DATE:    March 21, 2000                /s/ Damien Kovary
                                       ---------------------------------
                                       Damien Kovary
                                       Director

DATE:    March 21, 2000                /s/ William J. Nightingale
                                       ---------------------------------
                                       William J Nightingale
                                       Director

DATE:    March 21, 2000                /s/ Gilbert C. Osnos
                                       ---------------------------------
                                       Gilbert C. Osnos
                                       Director

DATE:    March 21, 2000                /s/ Max Pine
                                       ---------------------------------
                                       Max Pine
                                       Director

DATE:    March 21, 2000                /s/ Barry W. Ridings
                                       ---------------------------------
                                       Barry W. Ridings
                                       Director

DATE:    March 21, 2000                /s/ Paul G. Hargett
                                       ---------------------------------
                                       Paul G. Hargett
                                       Chief Financial Officer

                                                                     SCHEDULE II

CAFETERIA OPERATORS, L.P.
(a Delaware Limited Partnership wholly owned by Furr's/Bishop's, Incorporated) CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              Additions
                                                      ---------------------------
                                      Balance at      Charged to       Charged to                      Balance at
                                      Beginning       Costs and        Other                           End of
Description                           of Period       Expenses         Accounts      Deductions        Period
-----------                           ---------       --------         --------      ----------        ------
YEAR ENDED DECEMBER 31, 1999:
Reserve for store closing              $ 4,596         $     41        $     --      $  1,275          $  3,362
                                       -------         --------        --------      --------          --------

Allowance for doubtful
Accounts receivable                    $    14         $     --        $     --      $     --          $     14
                                       -------         --------        --------      --------          --------

YEAR ENDED DECEMBER 29, 1998:

Reserve for store closing              $ 4,675         $  1,292        $     --      $  1,371 (1)      $  4,596
                                       -------         --------        --------      --------          --------

Allowance for doubtful
Accounts receivable                    $    29         $     (9)(2)    $     --      $      6 (3)      $     14
                                       -------         --------        --------      --------          --------

YEAR ENDED DECEMBER 30, 1997:
Reserve for store closing              $ 3,548         $  2,150        $    117      $  1,140 (1)      $  4,675
                                       -------         --------        --------      --------          --------

Allowance for doubtful
Accounts receivable                    $    20         $     12        $     --      $      3 (3)      $     29
                                       -------         --------        --------      --------          --------

(1) Includes costs and expenses incurred during the year on closed units and severance payments.
(2)    Net adjustments reflects $9 reversal of expense in 1998.
(3)    Related asset account was written off.