Form 10-Q
period 2000-03-28
CAFETERIA OPERATORS LP
filed 2000-05-12
CIK 1013610

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2000


                                       OR


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 333-4578

                            CAFETERIA OPERATORS, L.P.


       INCORPORATED IN DELAWARE              IRS EMPLOYER INDENTIFICATION
                                                   NO. 75-2186655

     3001 E. PRESIDENT GEORGE BUSH HWY., SUITE 200, RICHARDSON, TEXAS 75082

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

                                   YES   X     NO
                                       -----      -----

-------------------------------------------------------------------------------

                            CAFETERIA OPERATORS, L.P.


                                      INDEX





PART I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      March 28, 2000 (Unaudited) and December 28, 1999                 3

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the thirteen weeks ended
                      March 28, 2000 and March 30, 1999                                5

                      Unaudited Condensed Consolidated Statement of Changes in
                      Partners' Deficit - For the thirteen weeks ended
                      March 28, 2000                                                   6

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the thirteen weeks ended
                      March 28, 2000 and March 30, 1999                                7

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                             8

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              9

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk       10


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                               11


SIGNATURES                                                                            12



                          PART I. FINANCIAL INFORMATION




Item 1.  Financial Statements


                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 28, 2000 AND DECEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)



                                                                                 (Unaudited)
                                                                                   March 28,            December 28,
                                                                                      2000                 1999
                                                                                      ----                 ----
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                  $  5,011              $  5,163
         Accounts and notes receivable, net                                            1,042                   894
         Inventories                                                                   6,480                 6,544
         Prepaid expenses and other                                                      957                   861
                                                                                    --------              --------

         Total current assets                                                         13,490                13,462
                                                                                    --------              --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    55,475                54,586

RECEIVABLE FROM AFFILIATES, NET                                                       10,863                10,563
OTHER ASSETS                                                                             537                   552
                                                                                    --------              --------

         TOTAL ASSETS                                                               $ 80,365              $ 79,163
                                                                                    ========              ========







                                   (Continued)

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 28, 2000 AND DECEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)



                                                                                      (Unaudited)
                                                                                        March 28,           December 28,
                                                                                           2000                 1999
                                                                                           ----                 ----
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
         Current maturities of long-term debt                                            $  5,493             $  5,493
         Trade accounts payable                                                             7,384                5,233
         Other payables and accrued expenses                                               14,084               17,058
         Reserve for store closings, current                                                  854                  804
                                                                                         --------             --------

         Total current liabilities                                                         27,815               28,588
                                                                                         --------             --------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT
MATURITIES                                                                                 2,139                 2,558

LONG-TERM DEBT, NET OF CURRENT PORTION                                                     55,220               55,220

OTHER PAYABLES                                                                             10,021               10,218

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
         NET OF AMORTIZATION                                                                1,808                1,919

PARTNERS' DEFICIT                                                                         (16,638)             (19,340)
                                                                                         --------             --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                                   $80,365              $79,163
                                                                                          =======              =======




See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2000 AND MARCH 30, 1999
                             (DOLLARS IN THOUSANDS)



                                                                                            Thirteen weeks ended
                                                                                   ------------------------------------
                                                                                      March 28,           March 30,
                                                                                        2000                1999
                                                                                        ----                ----
Sales                                                                                    $  47,764           $  46,003

Costs and expenses:
         Cost of sales (excluding depreciation)                                             14,036              13,659
         Selling, general and administrative                                                28,295              27,847
         Depreciation and amortization                                                       2,646               2,427
         Special charge                                                                          -                 566
                                                                                   ----------------    ----------------
                                                                                            44,977              44,499
                                                                                   ----------------    ----------------

Operating income                                                                             2,787               1,504

         Interest expense                                                                       85                  72
                                                                                   ----------------    ----------------

Net income                                                                                $  2,702            $  1,432
                                                                                   ================    ================







See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2000
                             (DOLLARS IN THOUSANDS)



                                                                                    Accumulated Other
                                               General             Limited            Comprehensive
                                               Partners            Partners                Loss             Total
                                               --------            --------                ----             -----
BALANCE, DECEMBER 28, 1999                    $  (32,584)          $  14,972           $     (1,728)     $ (19,340)



Net income                                         2,702                   -                      -          2,702
                                         ------------------    ---------------    --------------------  -------------

BALANCE, MARCH 28, 2000                        $ (29,882)          $  14,972           $     (1,728)     $ (16,638)
                                         ==================    ===============    ====================  =============






     See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                          Thirteen weeks ended
                                                                                    --------------------------------
                                                                                          March 28,       March 30,
                                                                                            2000            1999
                                                                                            ----            ----
Cash flows from operating activities:
     Net income                                                                       $     2,702       $    1,432
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                             2,646            2,427
                  Gain on disposition of assets                                                 -             (154)
                  Changes in operating assets and liabilities:
                       Accounts and notes receivable                                        (148)              (92)
                       Inventories                                                            64               359
                       Prepaid expenses and other                                           (381)             (812)
                       Reserve for store closings                                           (369)             (351)
                       Trade accounts payable, other payables,
                           accrued expenses and other liabilities                         (1,020)              278
                                                                                    --------------    -------------

                  Net cash provided by operating activities                                3,494             3,087
                                                                                    --------------    -------------

Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment                                           (3,646)           (3,080)
     Proceeds from the sale of property, plant and equipment                                   -               780
     Other, net                                                                                -               (14)
                                                                                    --------------    -------------

                  Net cash used in investing activities                                   (3,646)           (2,314)
                                                                                    --------------    -------------

Cash flows from financing activities:
     Other, net                                                                                -              (358)
                                                                                    -------------    -------------

                  Net cash used in financing activities                                        -              (358)
                                                                                    --------------    -------------

     Increase/(decrease) in cash and cash equivalents                                       (152)              415

     Cash and cash equivalents at beginning of period                                      5,163            11,478
                                                                                    --------------    -------------

     Cash and cash equivalents at end of period                                       $    5,011        $   11,893
                                                                                    ==============    =============




See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 28, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

         Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

CONTINGENCIES

         We are party to litigation with our former president and chief executive officer regarding payment of severance benefits in the amount of $500. Management believes there are a number of grounds that will enable us to be successful in this matter, and that the ultimate resolution of this matter will not have a material effect on financial position, results of operations or cash flows.

BUSINESS SEGMENTS

         Following is a summary of segment information of the Company for the thirteen weeks ended March 28, 2000 and March 30, 1999:



                                                      Cafeterias           Dynamic             Total
                                                      ----------           -------             -----
                                                                            Foods
                                                                            -----
2000:

     External revenues                         $          47,438     $           326     $      47,764
     Intersegment revenues                                     -              15,099            15,099
     Depreciation and amortization                         2,392                 254             2,646
     Segment profit                                        2,521                 181             2,702

1999:

     External revenues                         $          45,763     $           240     $      46,003
     Intersegment revenues                                     -              14,595            14,595
     Depreciation and amortization                         2,186                 241             2,427
     Segment profit                                        1,208                 224             1,432




         Following is a reconciliation of reportable segments to the Company's consolidated totals for the thirteen weeks ended March 28, 2000 and March 30, 1999:



                                                                        March 28, 2000         March 30, 1999
                                                                        --------------         --------------
Revenues
     Total revenues of reportable segments                         $            62,863     $           60,598
     Elimination of inter-segment revenue                                      (15,099)               (14,595)
                                                                        ---------------       ----------------
          Total consolidated revenues                              $            47,764     $           46,003
                                                                        ===============       ================




RECENT ACCOUNTING MATTERS

         The Company is assessing the reporting and disclosures requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Sales for the first fiscal quarter of 2000 were $47.8 million, an increase of $1.8 million from the same quarter of 1999. Operating income for the first quarter of 2000 was $2.8 million compared to $1.5 million in the comparable period in the prior year. The operating results of the first quarter of 1999 included a special charge of $566 thousand for the costs associated with the move of our support center from Lubbock, Texas to Richardson, Texas. The net income for the first quarter of 2000 was $2.7 million compared to $1.4 million in the first quarter 1999.

         SALES. Restaurant sales in comparable units increased $1.6 million, or 3.4% in the first quarter of 2000 over the same quarter of 1999, reflecting the effects of our re-imaging program. First quarter sales for the one new unit opened since first quarter 1999 was $615 thousand, an increase of $121 thousand over the aggregate sales of two units that were closed after first quarter 1999. Sales by Dynamic Foods to third parties were $86 thousand higher in the first quarter 2000 than that of first quarter 1999.

         COST OF SALES. Excluding depreciation, cost of sales were 29.4% of sales for the first quarter of 2000 as compared to 29.7% for the same quarter of 1999. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $448 thousand in the first quarter of 2000 as compared to 1999. First quarter 1999 included a gain of $154 thousand from the sale of assets. The change in SG&A expense included an increase of $94 thousand in rent expense, $159 thousand in supplies expense, $105 thousand in repairs and maintenance expense, $61 thousand in utility expenses and $132 thousand in labor and related benefits. We had decreases of $98 thousand in marketing expense and $191 thousand in other store expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $219 thousand in the first quarter of 2000 due to depreciation of prior year's re-imaging capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         During the thirteen weeks ended March 28, 2000, cash provided by operating activities was $3.5 million compared to $3.1 million in the same period of 1999. We made capital expenditures of $3.6 million during the first thirteen weeks of 2000 compared to $3.1 million during the same period of 1999. Cash and temporary investments were $5.0 million at March 28, 2000 compared to $20.6 million at March 30, 1999. Our current ratio was .48:1 at March 28, 2000 compared to .73:1 at March 30, 1999 and .47:1 at December 28, 1999. Total assets at March 28, 2000 aggregated $80.4 million, compared to $82.6 million at March 30, 1999 and $79.2 million at December 28, 1999.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

         Our long-term debt does not expose us to market risk as all interest accrues at fixed rates. We do not use derivative financial instruments to manage overall borrowing costs.

         This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

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



Items 2, 3, 4 and 5 are not applicable and have been intentionally omitted.

Item 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE:       May 11, 2000                 CAFETERIA OPERATORS, L.P.
      -----------------------            By: Furr's Restaurant Group, Inc.
                                         Managing General Partner




                                         /s/  Phillip Ratner
                                         ---------------------------------------
                                         Phillip Ratner
                                         President and Chief Executive Officer



                                         /s/ Paul G. Hargett
                                         ---------------------------------------
                                         Paul G. Hargett
                                         Chief Financial Officer