Form 10-Q
period 2000-06-27
CAFETERIA OPERATORS LP
filed 2000-08-11
CIK 1013610

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 27, 2000


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


                                   YES X NO __

--------------------------------------------------------------------------------

                            CAFETERIA OPERATORS, L.P.



                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      June 27, 2000 (Unaudited) and December 28, 1999                              3

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the thirteen weeks ended
                      June 27, 2000 and June 29, 1999                                              5

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the twenty-six weeks ended
                      June 27, 2000 and June 29, 1999                                              6

                      Unaudited Condensed Consolidated Statement of Changes in
                      Partners' Deficit - For the twenty-six weeks ended
                      June 27, 2000                                                                7

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the twenty-six weeks ended
                      June 27, 2000 and June 29, 1999                                              8

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                         9


         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         11

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk                   12


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                           13



SIGNATURES                                                                                        13

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements



                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 27, 2000 AND DECEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)



                                                                               (UNAUDITED)
                                                                                 JUNE 27,           DECEMBER 28,
                                                                                  2000                  1999
                                                                                  ----                  ----
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                 $ 2,310               $ 5,163
         Accounts and notes receivable, net                                          1,149                   894
         Inventories                                                                 6,978                 6,544
         Prepaid expenses and other                                                  2,400                   861
                                                                                  --------              --------

         Total current assets                                                       12,837                13,462
                                                                                  --------              --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  56,952                54,586

RECEIVABLE FROM AFFILIATES, NET                                                     11,028                10,563
OTHER ASSETS                                                                           560                   552
                                                                                  --------              --------

TOTAL ASSETS                                                                      $ 81,377              $ 79,163
                                                                                  ========              ========






                                   (Continued)

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 27, 2000 AND DECEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                                       JUNE 27,            DECEMBER 28,
                                                                                         2000                  1999
                                                                                         ----                  ----
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
         Current maturities of long-term debt                                            $  5,493             $  5,493
         Trade accounts payable                                                             6,864                5,233
         Other payables and accrued expenses                                               14,196               17,058
         Reserve for store closings, current                                                  336                  804
                                                                                         --------             --------

         Total current liabilities                                                         26,889               28,588
                                                                                         --------             --------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                                       2,433                2,558

LONG-TERM DEBT, NET OF CURRENT PORTION                                                     52,473               55,220

OTHER PAYABLES                                                                             11,398               10,218

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
         NET OF AMORTIZATION                                                                1,697                1,919

PARTNERS' DEFICIT                                                                        (13,513)             (19,340)
                                                                                         --------             --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                                  $ 81,377             $ 79,163
                                                                                         ========             ========

See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEKS ENDED JUNE 27, 2000 AND JUNE 29, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                               THIRTEEN WEEKS ENDED
                                                                                         ------------------------------
                                                                                          JUNE 27,            JUNE 29,
                                                                                            2000                1999
                                                                                            ----                ----
Sales                                                                                    $  48,188           $  47,196

Costs and expenses:
         Cost of sales (excluding depreciation)                                             14,189              13,953
         Selling, general and administrative                                                28,120              29,346
         Depreciation and amortization                                                       2,667               2,444
                                                                                         ---------           ---------
                                                                                            44,976              45,743
                                                                                         ---------           ---------

Operating income                                                                             3,212               1,453

         Interest expense                                                                       87                  75
                                                                                         ---------           ---------

Net income                                                                               $   3,125           $   1,378
                                                                                         =========           =========

See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2000 AND JUNE 29, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                   ------------------------------------
                                                                                         JUNE 27,            JUNE 29,
                                                                                           2000                1999
                                                                                           ----                ----
Sales                                                                                      $95,952             $93,199

Costs and expenses:
         Cost of sales (excluding depreciation)                                             28,225              27,612
         Selling, general and administrative                                                56,415              57,193
         Depreciation and amortization                                                       5,313               4,871
         Special charge                                                                          -                 566
                                                                                           -------             -------
                                                                                            89,953              90,242
                                                                                           -------             -------

Operating income                                                                             5,999               2,957

         Interest expense                                                                      172                 147
                                                                                           -------             -------

Net income                                                                                  $5,827              $2,810
                                                                                           ========            =======

See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2000
                             (DOLLARS IN THOUSANDS)


                                                                                      ACCUMULATED OTHER
                                                       GENERAL       LIMITED            COMPREHENSIVE
                                                      PARTNERS       PARTNERS                LOSS             TOTAL
                                                      --------       --------                ----             -----
BALANCE, DECEMBER 28, 1999                         $  (32,584)      $  14,972          $     (1,728)     $ (19,340)

Net income                                               5,827              -                      -          5,827
                                                   -----------      ---------          -------------     ----------

BALANCE, JUNE 27, 2000                             $  (26,757)      $  14,972          $     (1,728)     $ (13,513)
                                                   ===========      =========          =============     ==========


See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                    --------------------------------
                                                                                      JUNE 27,          JUNE 29,
                                                                                        2000              1999
                                                                                        ----              ----
Cash flows from operating activities:
     Net income                                                                           $ 5,827          $ 2,810
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                             5,313            4,871
                  Gain on disposition of assets                                             (397)            (208)
                  Changes in operating assets and liabilities:
                       Accounts and notes receivable                                        (255)            (376)
                       Inventories                                                          (434)              334
                       Prepaid expenses and other                                         (2,012)          (1,201)
                   Reserve for store closings                                               (593)            (535)
                       Trade accounts payable, other payables,
                           accrued expenses and other liabilities                            (51)              758
                                                                                          --------          -------

                  Net cash provided by operating activities                                 7,398            6,453
                                                                                          --------          -------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                            (8,229)           (8,124)
     Proceeds from the sale of property, plant and equipment                                  567             2,215
     Other, net                                                                               158               127
                                                                                          --------          -------

                  Net cash used in investing activities                                    (7,504)           (5,782)
                                                                                          --------          -------

Cash flows from financing activities:
     Payment of indebtedness                                                               (2,747)           (2,746)
                                                                                          --------          -------

                  Net cash used in financing activities                                    (2,747)           (2,746)
                                                                                          --------          -------

Decrease in cash and cash equivalents                                                      (2,853)           (2,075)

Cash and cash equivalents at beginning of period                                            5,163            11,478
                                                                                          --------          -------

Cash and cash equivalents at end of period                                                $ 2,310           $ 9,403
                                                                                          ========          =======

Supplemental disclosure of cash flow information:
     Cash paid for interest (including $2,747 in 2000 and $2,746 in 1999
       classified as payment of indebtedness.)                                            $ 2,919           $ 2,887
                                                                                          ========          =======


     See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 28, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of interim financial position and results of operations.

         Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

BUSINESS SEGMENTS

         Following is a summary of segment information of the Company for the thirteen weeks ended June 27, 2000 and June 29, 1999:


                                                         CAFETERIAS           DYNAMIC                  TOTAL
                                                         ----------            FOODS                   -----
                                                                              -------
2000:
     External revenues                                    $  47,771                 $  417          $ 48,188
     Intersegment revenues                                        -                 15,038            15,038
     Depreciation and amortization                            2,406                    261             2,667
     Segment profit                                           2,890                    235             3,125


1999:
     External revenues                                    $  46,933                 $  263          $ 47,196
     Intersegment revenues                                        -                 15,083            15,083
     Depreciation and amortization                            2,209                    235             2,444
     Segment profit                                           1,012                    366             1,378

         Following is a summary of segment information of the Company for the twenty-six weeks ended June 27, 2000 and June 29, 1999:


                                                         CAFETERIAS           DYNAMIC                  TOTAL
                                                         ----------            FOODS                   -----
                                                                              -------
2000:
     External revenues                                    $  95,209                 $  743          $ 95,952
     Intersegment revenues                                        -                 30,137            30,137
     Depreciation and amortization                            4,798                    515             5,313
     Segment profit                                           5,411                    416             5,827

1999:
     External revenues                                    $  92,696                 $  503          $ 93,199
     Intersegment revenues                                        -                 29,678            29,678
     Depreciation and amortization                            4,395                    476             4,871
     Segment profit                                           2,220                    590             2,810


         Following is a reconciliation of reportable segments to the Company's consolidated totals for the periods ended June 27, 2000 and June 29, 1999:


                                                     Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                 ------------------------------     -------------------------------
                                                   June 27,         June 29,          June 27,         June 29,
                                                     2000             1999              2000             1999
                                                 -------------    -------------     -------------    --------------
Revenues
   Total revenues of reportable segments              $63,226          $62,279          $126,089          $122,877
   Elimination of inter-segment revenue               (15,038)         (15,083)          (30,137)          (29,678)
                                                    ----------       ----------        ----------       -----------
Total consolidated revenues                           $48,188          $47,196           $95,952           $93,199
                                                    ==========       ==========        ==========       ===========

RECENT ACCOUNTING MATTERS

         The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

CONTINGENCIES

         In July 1998, the Company filed a declaratory judgement lawsuit in State District Court in Lubbock, Texas, in which the Court was asked to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of Furr's. This litigation was settled by agreement with Mr. Papit in June 2000 on terms that the Company's management believes were favorable to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 27, 2000 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29,
1999:

         Sales for the second fiscal quarter of 2000 were $48.2 million, an increase of $1.0 million from the same quarter of 1999. Operating income for the second quarter of 2000 was $3.2 million compared to $1.5 million in the comparable period in the prior year. Net income for the second quarter of 2000 was $3.1 million compared to $1.4 million in the second quarter 1999.

         SALES. Restaurant sales in comparable units increased $.5 million, or 1.1% in the second quarter of 2000 over the same quarter of 1999, reflecting the effects of our re-imaging program. Second quarter sales for the new units opened since first quarter 1999 was $948 thousand, an increase of $325 thousand over the aggregate sales of the units that were closed after second quarter 1999. Sales by Dynamic Foods to third parties were $154 thousand higher in the second quarter 2000 than that of second quarter 1999.

         COST OF SALES. Excluding depreciation, cost of sales were 29.4% of sales for the second quarter of 2000 as compared to 29.6% for the same quarter of 1999. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $1.2 million in the second quarter of 2000 as compared to 1999. Second quarter 2000 included a gain of $397 thousand from the sale of assets. The change in SG&A expense included an increase of $40 thousand in rent expense, $80 thousand in supplies expense and $172 thousand in labor and related benefits. We had decreases of $352 thousand in marketing expense, $135 thousand in other store expenses and $422 thousand in professional services.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $223 thousand in the first quarter of 2000 due to depreciation of prior year's re-imaging capital expenditures.

TWENTY-SIX WEEKS ENDED JUNE 27, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1999:

         Sales for the first twenty-six weeks of 2000 were $96.0 million, an increase of $2.8 million from the period of 1999. Operating income for the first twenty-six weeks of 2000 was $6.0 million compared to $3.0 million in the comparable period in the prior year. The operating results of the first twenty-six weeks of 1999 included a special charge of $566 thousand for the costs associated with the move of our support center from Lubbock, Texas to Richardson, Texas. Net income for the first twenty-six weeks of 2000 was $5.8 million compared to $2.8 million in the same period of 1999.

         SALES. Restaurant sales in comparable units increased $2.1 million, or 2.3% in the first twenty-six weeks of 2000 over the same period of 1999, reflecting the effects of our re-imaging program. Year to date sales for the new units opened since second quarter 1999 was $1.5 million, an increase of $444 thousand over the aggregate sales of the units that were closed after second quarter 1999. Sales by Dynamic Foods to third parties were $240 thousand higher in the first twenty-six weeks of 2000 than that of the comparable period of 1999.

         COST OF SALES. Excluding depreciation, cost of sales were 29.4% of sales for the first twenty-six weeks of 2000 as compared to 29.6% for the same period of 1999. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $778 thousand in the first twenty-six weeks of 2000 as compared to 1999. The twenty-six weeks of 2000 included an increased gain of $189 thousand from the sale of assets over the same period of 1999. The change in SG&A expense included an increase of $134 thousand in rent expense, $239 thousand in supplies expense, $139 thousand in repairs and maintenance expense and $379 thousand in labor and related benefits. We had decreases of $450 thousand in marketing expense, $325 thousand in other store expenses and $573 thousand in professional services.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $442 thousand in the first twenty-six weeks of 2000 due to depreciation of prior year's re-imaging capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         During the twenty-six weeks ended June 27, 2000, cash provided by operating activities was $7.4 million compared to $6.5 million in the same period of 1999. We made capital expenditures of $8.2 million during the first twenty-six weeks of 2000 compared to $8.1 million during the same period of 1999. Capital expenditures for the remainder of fiscal year 2000 are expected to be $4.4 million. Expenditures for reimaging and new units were front loaded in the current year to maximize the impact on net income that these expenditures would generate. Cash and temporary investments were $2.3 million at June 27, 2000 compared to $9.4 million at June 29, 1999 and $5.2 million at December 28, 1999. Our current ratio was .48:1 at June 27, 2000 compared to .65:1 at June 29, 1999 and .47:1 at December 28, 1999. Total assets at June 27, 2000 aggregated $81.4 million, compared to $81.5 million at June 29, 1999 and $79.2 million at December 28, 1999.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

         In July 1998, we filed a declaratory judgement lawsuit in State District Court in Lubbock, Texas, in which we ask the Court to find that we are not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of Furr's. This litigation was settled by agreement with Mr. Papit in June 2000 on terms that we believe were favorable to the Company.

Items 2, 3, 4 and 5 are not applicable and have been intentionally omitted.

Item 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:        August 9, 2000               CAFETERIA OPERATORS, L.P.
            --------------------
                                          By: Furr's Restaurant Group, Inc.
                                          Managing General Partner



                                          /s/ Phillip Ratner
                                          -------------------------------------
                                          Phillip Ratner
                                          President and Chief Executive Officer



                                          /s/ Paul G. Hargett
                                          -------------------------------------
                                          Paul G. Hargett
                                          Chief Financial Officer