Form 10-Q
period 2000-09-26
CAFETERIA OPERATORS LP
filed 2000-11-13
CIK 1013610

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 26, 2000


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

-------------------------------------------------------------------------------

                            CAFETERIA OPERATORS, L.P.

                                      INDEX

PART I.  FINANCIAL INFOMRATION                                                                   PAGE
                                                                                                 ----

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      September 26, 2000 (Unaudited) and December 28, 1999                         3

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the thirteen weeks ended
                      September 26, 2000 and September 28, 1999                                    5

                      Unaudited Condensed Consolidated Statements of Operations-
                      For the thirty-nine weeks ended September 26, 2000 and
                      September 28, 1999                                                           6

                      Unaudited Condensed Consolidated Statement of Changes in
                      Partners' Deficit - For the thirty-nine weeks ended
                      September 26, 2000                                                           7

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the thirty-nine weeks ended
                      September 26, 2000 and September 28, 1999                                    8

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                         9


         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         10

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk                   12


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                           12


SIGNATURES                                                                                        13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 26, 2000 AND DECEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                  (Unaudited)
                                                                                 September 26,          December 28,
                                                                                     2000                   1999
                                                                                     ----                   ----
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                   $ 2,249               $ 5,163
         Accounts and notes receivable, net                                            1,221                   894
         Inventories                                                                   6,712                 6,544
         Prepaid expenses and other                                                    1,161                   861
                                                                                    --------            ----------

         Total current assets                                                         11,343                13,462
                                                                                    --------            ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    57,358                54,586

RECEIVABLE FROM AFFILIATES                                                            11,233                10,563
OTHER ASSETS                                                                             567                   552
                                                                                    --------            ----------

TOTAL ASSETS                                                                        $ 80,501              $ 79,163
                                                                                    ========              ========




                                   (Continued)

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 26, 2000 AND DECEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                      (Unaudited)
                                                                                      September 26,         December 28,
                                                                                          2000                  1999
                                                                                          ----                   ----
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
         Current maturities of long-term debt                                             $ 5,493              $ 5,493
         Trade accounts payable                                                             5,446                5,233
         Other payables and accrued expenses                                               13,289               17,058
         Reserve for store closings, current                                                  508                  804
                                                                                         --------             --------

         Total current liabilities                                                         24,736               28,588
                                                                                         --------             --------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                                       2,278                2,558

LONG-TERM DEBT, NET OF CURRENT PORTION                                                     52,473               55,220

OTHER PAYABLES                                                                             10,671               10,218

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE, NET OF AMORTIZATION                        1,585                1,919


PARTNERS' DEFICIT                                                                         (11,242)             (19,340)
                                                                                         --------             --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                                   $80,501              $79,163
                                                                                         ========             ========


See accompanying notes to condensed consolidated financial statements.

                 CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 2000 AND SEPTEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                             Thirteen weeks ended
                                                                                   ---------------------------------------
                                                                                     September 26,         September 28,
                                                                                          2000                 1999
                                                                                           ----                ----

Sales                                                                                    $  49,597             $  47,788

Costs and expenses:
         Cost of sales (excluding depreciation)                                             14,644                14,552
         Selling, general and administrative                                                29,861                28,228
         Depreciation and amortization                                                       2,734                 2,432
                                                                                        ----------             ---------
                                                                                            47,239                45,212
                                                                                        ----------             ---------

Operating income                                                                             2,358                 2,576

         Interest expense                                                                       87                    85
                                                                                        ----------             ---------

Net income                                                                                $  2,271              $  2,491
                                                                                        ==========              ========





See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THIRTY-NINE
              WEEKS ENDED SEPTEMBER 26, 2000 AND SEPTEMBER 28, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                         Thirty-nine weeks ended
                                                                                   ---------------------------------------
                                                                                    September 26,          September 28,
                                                                                         2000                  1999
                                                                                         ----                  ----
Sales                                                                                   $  145,549            $  140,987

Costs and expenses:
         Cost of sales (excluding depreciation)                                             42,869                42,164
         Selling, general and administrative                                                86,276                85,421
         Depreciation and amortization                                                       8,047                 7,303
         Special Charge                                                                          -                   566
                                                                                      ------------             ----------
                                                                                           137,192               135,454
                                                                                      ------------             ----------

Operating income                                                                             8,357                 5,533

         Interest expense                                                                      259                   232
                                                                                      ------------             ----------

Net income                                                                            $      8,098             $   5,301
                                                                                      ============             =========


See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                  Accumulated
                                                                                     Other
                                                General           Limited        Comprehensive
                                                Partners         Partners             Loss          Total
                                                --------         --------             ----          -----
BALANCE, DECEMBER 28, 1999                  $      (32,584)      $  14,972         $  (1,728)     $(19,340)

Net income                                           8,098              -                  -         8,098
                                            ----------------     ---------         ----------      ---------

BALANCE, SEPTEMBER 26, 2000                 $      (24,486)      $  14,972         $  (1,728)     $(11,242)
                                            ================     =========         ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                   CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           Thirty-nine weeks ended
                                                                                     -----------------------------------
                                                                                      September 26,       September 28,
                                                                                           2000               1999
                                                                                           ----               ----

Cash flows from operating activities:
     Net income                                                                          $  8,098            $  5,301
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                             8,047               7,303
                  Gain on disposition of assets                                              (365)               (148)
                  Changes in operating assets and liabilities:
                       Accounts and notes receivable                                         (327)               (378)
                       Inventories                                                           (168)                 24
                       Prepaid expenses and other                                            (985)               (994)
                       Reserve for store closings                                            (576)               (786)
                       Trade accounts payable, other payables,
                           accrued expenses and other liabilities                          (3,033)                 58
                                                                                       ----------         -----------

                  Net cash provided by operating activities                                10,691              10,380
                                                                                       ----------         -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                           (11,577)            (15,495)
     Proceeds from the sale of property, plant and equipment                                  718               2,756
                                                                                       ----------         -----------

                  Net cash used in investing activities                                   (10,859)            (12,739)
                                                                                       ----------         -----------

Cash flows from financing activities:
     Payment of indebtedness                                                               (2,746)             (2,746)
                                                                                       ----------         -----------

                  Net cash used in financing activities                                    (2,746)             (2,746)
                                                                                       ----------         -----------

Decrease in cash and cash equivalents                                                      (2,914)             (5,105)

Cash and cash equivalents at beginning of period                                            5,163              11,478
                                                                                       ----------         -----------

Cash and cash equivalents at end of period                                             $    2,249         $     6,373
                                                                                       ==========         ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest (including $2,746 in 2000 and in 1999
     classified as payment of indebtedness.)                                           $    3,006         $     2,905
                                                                                       ==========         ===========


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

BUSINESS SEGMENTS

         Following is a summary of segment information of the Company for the thirteen weeks ended September 26, 2000 and September 28, 1999:

                                                  Cafeterias            Dynamic Foods         Total
                                                  ----------            -------------         -----
2000:
     External revenues                             $ 49,130                 $  467           $ 49,597
     Intersegment revenues                                -                 15,386             15,386
     Depreciation and amortization                    2,463                    271              2,734
     Segment profit                                   2,052                    219              2,271

1999:
     External revenues                             $ 47,425                 $  363           $ 47,788
     Intersegment revenues                                -                 15,115             15,115
     Depreciation and amortization                    2,196                    236              2,432
     Segment profit                                   2,445                     46              2,491

Following is a summary of segment information of the Company for the thirty-nine weeks ended September 26, 2000 and September 28, 1999:

                                                  Cafeterias            Dynamic Foods         Total
                                                  ----------            -------------         -----
2000:
     External revenues                             $144,339               $  1,210          $ 145,549
     Intersegment revenues                                -                 45,523             45,523
     Depreciation and amortization                    7,261                    786              8,047
     Segment profit                                   7,463                    635              8,098

1999:
     External revenues                             $140,120                $   867          $ 140,987
     Intersegment revenues                                -                 44,794             44,794
     Depreciation and amortization                    6,591                    712              7,303
     Segment profit                                   4,665                    636              5,301

         Following is a reconciliation of reportable segments to the Company's consolidated totals for the periods ended September 26, 2000 and September 28, 1999:

                                                      Thirteen Weeks Ended                       Thirty-nine Weeks Ended
                                             ---------------------------------------     ----------------------------------------
                                               September 26,         September 28,         September 26,          September 28,
                                                   2000                  1999                  2000                  1999
                                             -----------------     -----------------     -----------------     ------------------
Revenues
   Total revenues of reportable segments           $   64,983            $   62,903            $  191,072            $   185,781
   Elimination of inter-segment revenue               (15,386)              (15,115)              (45,523)               (44,794)
                                             -----------------     -----------------     -----------------     ------------------
Total consolidated revenues                        $   49,597             $  47,788            $  145,549            $   140,987
                                             =================     =================     =================     ==================

RECENT ACCOUNTING MATTERS

         The Company has assessed the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001, is not currently party to any derivative contracts, and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

CONTINGENCIES

         In July 1998, the Company filed a declaratory judgement lawsuit in State District Court in Lubbock, Texas, in which the Court was asked to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of Furr's. This litigation was settled by agreement with Mr. Papit in June 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 26, 2000 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 1999:

         Sales for the third fiscal quarter of 2000 were $49.6 million, an increase of $1.8 million from the same quarter of 1999. Operating income for the third quarter of 2000 was $2.4 million compared to $2.6 million in the comparable period in the prior year. Net income for the third quarter of 2000 was $2.3 million compared to $2.5 million in the third quarter 1999.

         SALES. Restaurant sales in comparable units increased $32 thousand, or 0.1% in the third quarter of 2000 over the same quarter of 1999. Third quarter sales for the new units opened since second quarter 1999 was $2.1 million, an increase of $1.7 million over the aggregate sales of the units that were closed after third quarter 1999. Sales by Dynamic Foods to third parties were $104 thousand higher in the third quarter 2000 than that of third quarter 1999.

         COST OF SALES. Excluding depreciation, cost of sales were 29.5% of sales for the third quarter of 2000 as compared to 30.5% for the same quarter of 1999. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $1.6 million in the third quarter of 2000 as compared to 1999. Third quarter 2000 included a loss of $32 thousand from the sale of assets. The change in SG&A expense included an increase of $129 thousand in supplies expense, $186 thousand in repair and maintenance, $186 thousand in utilities, and $1.1 million in labor and related benefits. We had decreases of $200 thousand in marketing expense, $116 thousand in professional services and $166 thousand in rent. The increase in labor and related benefits in the current year is principally due to a prior year reduction in accrued workers compensation liability of $1 million.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $302 thousand higher in the third quarter of 2000 than that of third quarter of 1999 due to depreciation of prior year's re-imaging capital expenditures.

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1999:

         Sales for the first thirty-nine weeks of 2000 were $145.5 million, an increase of $4.5 million from the period of 1999. Operating income for the first thirty-nine weeks of 2000 was $8.4 million compared to $5.5 million in the comparable period in the prior year. The operating results of the first thirty-nine weeks of 1999 included a special charge of $566 thousand for the costs associated with the move of our support center from Lubbock, Texas to Richardson, Texas. Net income for the first thirty-nine weeks of 2000 was $8.1 million compared to $5.3 million in the same period of 1999.

         SALES. Restaurant sales in comparable units increased $3.3 million, or 2.4% in the first thirty-nine weeks of 2000 over the same period of 1999, reflecting the effects of our re-imaging program. Year to date sales for the new units opened since third quarter 1999 was $2.5 million, an increase of $.9 million over the aggregate sales of the units that were closed after third quarter 1999. Sales by Dynamic Foods to third parties were $343 thousand higher in the first thirty-nine weeks of 2000 than that of the comparable period of 1999.

         COST OF SALES. Excluding depreciation, cost of sales were 29.5% of sales for the first thirty-nine weeks of 2000 as compared to 29.9% for the same period of 1999. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $855 thousand in the first thirty-nine weeks of 2000 as compared to 1999. The thirty-nine weeks of 2000 included an increased gain of $217 thousand from the sale of assets over the same period of 1999. The change in SG&A expense included an increase of $367 thousand in supplies expense, $326 thousand in repairs and maintenance expense, $210 thousand in utilities and $1.5 million in labor and related benefits. We had decreases of $650 thousand in marketing expense, $206 thousand in other store expenses, $662 thousand in professional services and $427 thousand in rent. The increase in labor and related benefits in the current year is principally due to a prior year reduction in accrued workers compensation liability of $1.4 million.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $744 thousand in the first thirty-nine weeks of 2000 due to depreciation of prior year's re-imaging capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         During the thirty-nine weeks ended September 26, 2000, cash provided by operating activities was $10.7 million compared to $10.4 million in the same period of 1999. We made capital expenditures of $11.6 million during the first thirty-nine weeks of 2000 compared to $15.5 million during the same period of 1999. Capital expenditures for the remainder of fiscal year 2000 are expected to be $.7 million. Expenditures for reimaging and new units were front loaded in the current year to maximize the impact on net income that these expenditures would generate. Cash and temporary investments were $2.2 million at September 26, 2000 compared to $6.4 million at September 28, 1999 and $5.2 million at December 28, 1999. Our current ratio was .46:1 at September 26, 2000 compared to .56:1 at September 28, 1999 and .47:1 at December 28, 1999. Total assets at September 26, 2000 aggregated $80.5 million, compared to $83.3 million at September 28, 1999 and $79.2 million at December 28, 1999.

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

Item 1.  Legal Proceedings

         None.

Items 2, 3, 4 and 5 are not applicable and have been intentionally omitted.

Item 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 8, 2000          CAFETERIA OPERATORS, L.P.
     -----------------------

                                 /s/ Phillip Ratner
                                 ------------------------------------------
                                 Phillip Ratner
                                 President and Chief Executive Officer



                                 /s/ Paul G. Hargett
                                 ------------------------------------------
                                 Paul G. Hargett
                                 Chief Financial Officer