Form 10-K
period 2001-01-02
CAFETERIA OPERATORS LP
filed 2001-04-17
CIK 1013610

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 333-4578

                            CAFETERIA OPERATORS, L.P.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

                   DELAWARE                              75-2186655
     -------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

3001 E. PRESIDENT GEORGE BUSH HIGHWAY, RICHARDSON, TX            75082
-----------------------------------------------------       -------------
     (Address of principal executive office)                  (Zip Code)

     Registrant's telephone number, including area code  (972) 808-2923

     Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                          ON WHICH REGISTERED
        -------------------                         -----------------------
     12% Senior Secured Notes                       American Stock Exchange
      due December 31, 2001

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

     Portions of the definitive proxy statement of the Managing General Partner relating to the 2001 annual meeting of stockholders are incorporated by reference in Part III.

                            CAFETERIA OPERATORS, L.P.
                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
                                               PART I

Item 1.      Business .........................................................................  3
Item 2.      Properties .......................................................................  6
Item 3.      Legal Proceedings ................................................................  6
Item 4.      Submission of Matters to a Vote of Security Holders ..............................  6

                                               PART II

Item 5.      Market for Registrant's Common Equity and
                   Related Stockholder Matters ................................................  7
Item 6.      Selected Financial Data ..........................................................  7
Item 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ........................................  8
Item 8.      Financial Statements and Supplementary Data ...................................... 12
Item 9.      Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure ........................................ 13

                                               PART III

Item 10.     Directors and Executive Officers of the Registrant ............................... 13
Item 11.     Executive Compensation ........................................................... 13
Item 12.     Security Ownership of Certain Beneficial
                   Owners and Management....................................................... 13
Item 13.     Certain Relationships and Related Transactions.................................... 13

                                               PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports
                   on Form 8-K ................................................................ 13

Signatures .................................................................................... 18

                                     PART I

Item 1.      BUSINESS

GENERAL

         Cafeteria Operators, L.P. (the "Company") was organized as a Delaware limited partnership and is one of the largest operators of family-style cafeteria restaurants in the United States. The parent and managing General Partner is Furr's Restaurant Group, Incorporated (the "Parent".) We believe that our cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. Our 97 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. In addition, we operate Dynamic Foods, our food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of our cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

FAMILY DINING DIVISION

         The Family Dining Division consists of 94 cafeterias and two pay-at-the-door buffet-style restaurants operated by Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of Furr's ("Cafeteria Operators").

         CAFETERIAS. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. Our cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest average prices per guest. Guest tickets for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998 averaged approximately $6.00, $5.97 and $5.79 respectively. Our cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of our cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

         Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. Our customer base consists principally of people over 45 years of age, shoppers, working people and young families.

         BUFFET. Our buffet-style restaurants feature traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest.

          We opened a new prototype, built from the ground up, under the name "Furr's Family Buffet" in June 2000. This buffet unit is approximately 11,000 square feet and can seat approximately 420 guests. The restaurant is open to guests every day of the year, 12 hours per day for lunch and dinner with breakfast available on Saturdays and Sundays. Guest tickets for the fiscal year ended January 2, 2001 averaged $6.29. Our other buffet unit is a converted cafeteria that is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998 averaged approximately $6.08, $6.06 and $6.05, respectively.

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

DYNAMIC FOODS

         We operate Dynamic Foods, a food purchasing, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of our family dining restaurants, providing us with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 2000, third party sales by Dynamic Foods aggregated $1.7 million.

         Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to our restaurants and for sale to third parties. Currently, approximately 97% of Dynamic Food's manufacturing output is used at our restaurants and the remainder is sold to third parties.

RESTAURANT MANAGEMENT

         The success of each restaurant's operation is largely dependent upon the quality of in-store management and mid-level supervisory management. Experienced and well trained in-store management is important to assure good service, quality food and the cleanliness of each restaurant, to control costs and to monitor local eating habits and traffic.

         Each cafeteria and buffet is operated under the supervision of a general manager, an assistant general manager and one or two assistant managers. Each cafeteria generally employs between 40 and 70 workers, of whom approximately 20% are part-time workers.

         The general managers of our family dining restaurants report to ten regional managers who, in turn, report to the Director and Vice President of Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make financial and quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all company-owned family dining units.

SERVICE MARKS AND TRADEMARKS

         We utilize and are dependent upon certain registered service marks, including "Furr's", "Furr's Family Dining", "Furr's Cafeterias," "Bishop's Buffet" and "Dynamic Foods," and a stylized "F" trademarked by Furr's. These and other trademarks are current and are renewable on various dates through February 2008. We are not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

SEASONALITY

         Customer volume on a company-wide basis at most established restaurants is generally somewhat lower in the winter months, due primarily to weather conditions in certain of the markets for our restaurants. As a consequence, the first and fourth quarters of the year historically produce lower sales. A harsh winter season has a negative effect on our revenues and results of operations.

WORKING CAPITAL REQUIREMENTS

         Our restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivable and inventory related to such sales could require it to maintain additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION

         The food service business is highly competitive in each of the markets in which our restaurants operate and is often affected by changes in consumer tastes, economic conditions and demographic and local traffic patterns. In each area in which our restaurants operate, there are a large number of other food service outlets including other cafeterias, buffets and fast-food and limited-menu restaurants which compete directly and vigorously with our restaurants in all aspects, including quality and variety of food, price, customer service, location and the quality of the overall dining experience.

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

CAPITAL EXPENDITURE PROGRAM

         During the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998, Furr's expended $12.8 million, $19.9 million and $7.7 million, respectively, for capital expenditures principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct four new units, relocate one unit and improve the facility operated by Dynamic Foods. The capital expenditures in 1998 and 1999 were primarily due to a significant cafeteria reimaging program. In 2000, we spent $3.9 million to complete the reimage program (total of 43 restaurants reimaged) and $4.8 million to construct three new units and relocate one unit. The remaining units that were not selected for reimaging were determined to either not need updating or would not yield a sufficient return on the investment. With our reimaging program complete, we expect 2001 expenditures to be for routine maintenance of our units, corporate facilities, and Dynamic Foods. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

EMPLOYEES

         As of March 12, 2001, we employed approximately 5,400 persons, of whom approximately 4,600 were employed on a full-time basis. We employed approximately 340 persons as managers or assistant managers in restaurants, 10 persons as regional managers and approximately 48 persons in executive, administrative or clerical positions in the corporate office. None of our employees are covered by collective bargaining agreements. We believe we maintain good relations with our employees.

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

         The Federal Americans With Disabilities Act, which became effective as to public accommodations and employment in 1992, prohibits discrimination on the basis of disability. Our recently completed remodeling of existing restaurants, required expenditures to comply with these regulations in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Item 2.  PROPERTIES

         RESTAURANT LOCATIONS. The following table sets forth the number of restaurants operated by the Company in certain states as of March 12, 2001.

          STATE                                   NUMBER OF RESTAURANTS
          -----                                   ---------------------
          Arizona                                            7
          Arkansas                                           2
          California                                         2
          Colorado                                           7
          Illinois                                           1
          Iowa                                               5
          Kansas                                             6
          Missouri                                           2
          Nevada                                             2
          New Mexico                                         13
          Oklahoma                                           10
          Texas                                              39
                                                             --
                                                             96
                                                             --


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

         PROPERTIES. Forty-two of our restaurants are leased from third parties, another 33 are subleased under a master sublease agreement, 12 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

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

         Additionally, the Company leases nine properties under a master sublease, leases two properties from third parties and owns five buildings situated on land leased from third parties, which are not used in the Company's restaurant business and are leased to third parties or placed on the market for sale.

Item 3.       LEGAL PROCEEDINGS

         None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The partnership units of the Company are not traded on any exchange.

HOLDERS

         The Parent owns all of the 1% general partner interest and owns all of the 99% limited partner interest (4% is owned indirectly and 95% is owned directly.)

Item 6.   SELECTED FINANCIAL DATA  (in thousands, except per share data)

Fiscal Years Ended

                                       January 2,     December 28,      December 29,     December 30,     December 31,
                                          2001            1999              1998             1997             1996
                                      -----------     ------------      ------------     ------------     ------------
Sales (1)                             $  196,047       $  188,060        $  188,208       $  193,530       $  197,196

Net Income (loss)                         10,898            8,066               113           (4,740)           8,550

Total assets                              81,487           79,163            81,371           77,314           86,342

Long term obligations (3)                 65,416           70,931            81,791           78,877           82,824


(1) The Company closed five restuarants in 2000, two restaurants in 1999, four restaurants in 1998, eight restaurants in 1997 and five restaurants in 1996. The Company opened three restaurants in 2000, one restaurant in 1999 and one restaurant in 1997.

(2)      Includes $6,896, $12,389, $17,882, $23,374 and $28,867 of interest accrued to maturity on long-term debt in fiscal year ended January 2, 2001, December 28, 1999, December 29, 1998, December 30, 1997 and
         December 31, 1996 respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52-53 week year. Fiscal year 2000 included 53 weeks, fiscal years 1999 and 1998 included 52 weeks.

The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                                            2000             1999              1998
                                                         ----------       ----------        ----------
Statement of operations data:

Sales                                                    $  196,047       $  188,060        $  188,208

Costs and expenses:
  Cost of sales (excluding depreciation)                     57,376           56,036            55,801
  as a percent of sales                                       29.27%           29.80%            29.65%

  Selling, general and administrative                       116,979          112,610           114,072
  as a percent of sales                                       59.67%           59.95%            60.58%

  Depreciation and amortization                              10,944           10,335            10,081
  Special charges                                                 -              566             7,941
                                                         ----------       ----------        ----------
  Total costs and expenses                                  185,299          179,547           187,895
                                                         ----------       ----------        ----------

Operating income (loss)                                      10,748            8,513               313
(Gain) loss on disposal of assets                              (494)             125               (50)
Interest expense                                                344              322               250
                                                         ----------       ----------        ----------
Net income (loss)                                        $   10,898       $    8,066        $      113
                                                         ==========       ==========        ==========
Restaurant units in operation:
   Beginning of year                                             98               99              103
   Opened                                                         3                1                -
   Closed                                                        (5)              (2)              (4)
                                                         ----------       ----------        ----------
   End of year                                                   96               98               99
                                                         ==========       ==========        ==========

Year over year comparable store sales change
   (for units open at year end and which
   operated the full year)                                     1.30%            1.98%             2.98%
                                                         ==========       ==========        ==========

Average weekly sales per restaurant unit
   (for units open at year end and which
    operated the full year)                              $   37,195       $   36,701        $   35,621
                                                         ==========       ==========        ==========

FIFTY-THREE WEEKS ENDED JANUARY 2, 2001 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999

         RESULTS OF OPERATIONS. Sales for the fifty-three week fiscal year ended January 2, 2001 were $196.0 million or $3.7 million per week, an increase of $8.0 million from the fiscal year ended December 28, 1999 or $.1 million per week. Comparable store sales increased by $2.4 million or 1.3% in 2000 compared to 1999. Comparable store sales compares the 53 weeks of fiscal 2000 to the 52 weeks of fiscal 1999 plus the first week of fiscal 2000.

         Our net income was $10.9 million for fiscal 2000 comparing to a net income of $8.1 million for the prior year. The operating results for 1999 included special charges aggregating $.6 million. Before special charges, net income for fiscal 1999 was $8.6 million.

         SALES. Restaurant sales in comparable units were 1.3% higher in fiscal 2000 than 1999 adjusted to 53 weeks. Sales in 2000 were higher than the prior year by $7.9 million or $.1 million on a weekly comparison. Revenues in fiscal year 2000 included $1.7 million of Dynamic Foods sales to third parties compared to $1.2 million in fiscal 1999, an increase of $10 thousand per week or 43%.

         COSTS OF SALES. Cost of sales was 29.3% of sales for fiscal year 2000 compared to 29.8% for fiscal year 1999, due to aggressive buying strategies and menu mix.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was higher in the aggregate by $4.4 million in fiscal year 2000. Of the increase, $.9 million was due to new unit costs in excess of costs of units closed during the year and approximately $1.6 million was due to the 53rd week in fiscal 2000. SG&A expense includes increases of $1.5 million in labor and related expense, $613 thousand in utility expense and $437 thousand in repairs and maintenance expense and a decrease of $404 thousand in marketing expense.

         SPECIAL CHARGES. The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $609 thousand higher than the prior year, due to the depreciation on capital expenditures in the prior and current year principally related to our remodeling program and three new units opened in fiscal 2000.

         INTEREST EXPENSE. Interest expense was $344 thousand, which was higher than the prior year by $22 thousand. As discussed in note 2 to the consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 15 "Troubled Debt Restructurings" (SFAS 15), certain debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments not recorded as expense in 2000 and 1999 amounted to $5.5 million each year.

FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 29, 1998

         RESULTS OF OPERATIONS. Sales for the fifty-two week fiscal year ended December 28, 1999 were $188.1 million, a decrease of $.1 million from the fiscal year ended December 29, 1998. Comparable store sales increased by $3.4 million or 2% in 1999 compared to 1998.

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $1.3 million in fiscal year 1999. Of the decrease, $3.0 million was due to operating results including fewer units. SG&A expense includes increases of $1.7 million in labor and related expense, $608 thousand in marketing expense and $421 thousand in rent expense. SG&A expense includes decreases of $488 thousand in utility expense, $740 thousand in casualty insurance and $642 thousand in legal and professional expenses.

         SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $8.6 million. Included in the total are charges of $6.2 million for the estimated costs of litigation settlements, $1.5 million for expenses related to closed stores and the write down of certain properties, $610 thousand related to the proxy contest and the election of the Board of Directors and $291 thousand write off of the deferred costs associated with warrants.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $254 thousand higher than the prior year, due to the depreciation on capital expenditures in the prior and current year principally related to our on going remodeling program.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Company has assessed the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001. The Company is not currently party to any derivative contracts and does not anticipate that the adoption will have a material effect on the Company's results of operation or financial position.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, cash provided from our operating activities was $17.3 million compared to $16.2 million in 1999. Cash used for the payment of interest was approximately $5.8 million in 2000 and 1999. We made capital expenditures of $12.8 million during 2000 compared to $19.9 million during 1999. Cash, temporary investments and marketable securities were $5.7 million at January 2, 2001 compared to $5.2 million at December 28, 1999. The current ratio of the Company was .57:1 at January 2, 2001 compared to .47:1 at December 28, 1999. Our total assets at January 2, 2001 aggregated $81.5 million compared to $79.2 million at December 28, 1999.

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

         On April 10, 2001, we entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement we defeased and gave notice of redemption of our 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, has been classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes, we had $44 million outstanding under the new Credit Agreement. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows us to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

         The Credit Agreement provides that we can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term loan A and a $5 million Term loan B. The Term loan A and Term loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. Our obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of our assets.

         As a result of defeasing the 12% Senior Secured Notes, we have been legally released as obligors and will report an extraordinary pre-tax gain of approximately $3.5 million in the second quarter of fiscal 2001.

         During the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998, Furr's expended $12.8 million, $19.9 million and $7.7 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct four new units, relocate one unit and improve the facility operated by Dynamic Foods. The capital expenditures in 1998 and 1999 were primarily due to a significant reimaging program. In 2000, we spent $3.9 million to complete the reimage program (total of 43 restaurants reimaged) and $4.8 million to construct three new units and relocate one unit. The remaining units that were not selected for reimaging were determined to either not need updating or would not yield a sufficient return on the investment. With our reimaging program complete, we expect 2001 expenditures to be $3.2 million, principally for routine maintenance of our units, corporate facilities, and Dynamic Foods. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

         From time to time, we consider whether disposition of certain of our assets, including our food processing and distribution operations, real estate owned in fee simple and leasehold interests or potential acquisitions of assets would be beneficial or appropriate for our long-term goals and in order to increase stockholder value.

         In 1999 Furr's settled litigation and an IRS audit involving our pension plan. The cash impact of the settlement on Furr's includes payment in 2000 of $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement did not require any funding payments to the Plan by Furr's in 2000 but is expected to require payments by Furr's to the Plan of approximately $2.2 million in 2001 and approximately $850 thousand in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's fiscal year is a 52-53 week year. Fiscal year 2000 included 53 weeks. Fiscal years 1999 and 1998 included 52 weeks.

Index to Consolidated Financial Statements and Financial Statement Schedule


                                                                                                         Page
                                                                                                          No.
                                                                                                         ----

Independent Auditors' Report                                                                              F-1

Consolidated Balance Sheets--                                                                             F-2
January 2, 2001 and December 28, 1999

Consolidated Statements of Operations--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998                                      F-4

Consolidated Statements of Changes in Partners' Deficit--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998                                      F-5

Consolidated Statements of Cash Flows--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998                                      F-6

Notes to Consolidated Financial Statements--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998                                      F-8


Financial Statement Schedule--
     II Consolidated Valuation and Qualifying Accounts                                                     19
     Years ended January 2, 2001, December 28, 1999 and December 29, 1998


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Partners
Cafeteria Operators, L.P.:

We have audited the consolidated financial statements of Cafeteria Operators, L.P. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cafeteria Operators, L.P. and subsidiaries as of January 2, 2001 and December 28, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP



Dallas, Texas
February 23, 2001, except as
    to note 3, which is
    as of April 10, 2001

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2001 AND DECEMBER 28, 1999
(DOLLARS IN THOUSANDS)

                                                                       January 2,  December 28,
                                                                            2001          1999
                                                                            ----          ----

ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                      $   5,692    $   5,163
         Accounts and notes receivable (net of allowance for doubtful
             accounts of $89 and $14, respectively)                         1,188          894
         Inventories                                                        6,908        6,544
         Prepaid expenses and other                                           876          861
                                                                        ---------    ---------

               Total current assets                                        14,664       13,462
                                                                        ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
         Land                                                               6,994        7,322
         Buildings                                                         36,963       31,374
         Leasehold improvements                                            32,918       28,427
         Equipment                                                         39,565       42,515
         Construction in progress                                             288        4,024
                                                                        ---------    ---------
                                                                          116,728      113,662


         Less accumulated depreciation and amortization                   (61,852)     (59,076)
                                                                        ---------    ---------
               Property, plant and equipment, net                          54,876       54,586

RECEIVABLE FROM AFFILIATES, NET                                            11,319       10,563
OTHER ASSETS                                                                  628          552
                                                                        ---------    ---------

              TOTAL ASSETS                                              $  81,487    $  79,163
                                                                        =========    =========









                                   (Continued)

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2001 AND DECEMBER 28, 1999
(DOLLARS IN THOUSANDS)

                                                                 January 2,     December 28,
                                                                    2001            1999
                                                                 ----------     ------------
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                          $     3,000     $    5,493
   Trade accounts payable                                              5,995          5,233
   Other payables and accrued expenses                                15,772         17,058
   Reserve for store closings, current                                   795            804
                                                                 -----------     ----------
              Total current liabilities                               25,562         28,588
                                                                 -----------     ----------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                  2,270          2,558

LONG-TERM DEBT, NET OF CURRENT MATURITIES                             52,219         55,220

OTHER PAYABLES                                                        10,197         10,218

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
      NET OF AMORTIZATION                                              1,474          1,919

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                                    (10,235)       (19,340)
                                                                 -----------     ----------
TOTAL LIABILITIES AND PARTNERS' DEFICIT                          $    81,487     $   79,163
                                                                 ===========     ==========


          See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)

                                                                            Year Ended
                                                    --------------------------------------------------------
                                                    January 2, 2001    December 28, 1999   December 29, 1998
                                                    ---------------    -----------------   -----------------
Sales                                                   $196,047            $188,060            $188,208

Costs and expenses:
     Cost of sales (excluding depreciation)               57,376              56,036              55,801
     Selling, general and administrative                 116,979             112,610             114,072
     Depreciation and amortization                        10,944              10,335              10,081
     Special charges                                          --                 566               7,941
                                                        --------            --------            --------

                                                         185,299             179,547             187,895
                                                        --------            --------            --------
          Operating income (loss)                         10,748               8,513                 313
(Gain) loss on disposal of assets                           (494)                125                 (50)
Interest expense                                             344                 322                 250
                                                        --------            --------            --------

          Net income (loss)                             $ 10,898            $  8,066            $    113
                                                        ========            ========            ========

See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)



                                                                                     Accumulated
                                                                                       Other
                                                General             Limited         Comprehensive
                                               Partners            Partners              Loss             Total
                                               --------            --------              ----             -----
BALANCE, DECEMBER 30, 1997                     $(40,763)           $ 14,972            $ (2,504)        $(28,295)

Comprehensive income (loss):

     Net loss                                       113                                                      113

     Pension liability adjustment                                                          (353)            (353)
                                                                                                        --------

Total comprehensive loss                             --                  --                  --             (240)
                                               --------            --------            --------         --------

BALANCE, DECEMBER 29, 1998                      (40,650)             14,972              (2,857)         (28,535)

Comprehensive income (loss):

     Net income                                   8,066                                                    8,066

     Pension liability adjustment                                                         1,129            1,129
                                                                                                        --------
Total comprehensive income                           --                 --                   --            9,195
                                               --------            --------            --------         --------

BALANCE, DECEMBER 28, 1999                      (32,584)             14,972              (1,728)         (19,340)

Comprehensive income (loss):

     Net income                                  10,898                                                   10,898

     Pension liability adjustment                                                        (1,793)          (1,793)
                                                                                                        --------
Total comprehensive income                           --                  --                  --            9,105
                                               --------            --------            --------         --------

BALANCE, JANUARY 2, 2001                       $(21,686)           $ 14,972            $ (3,521)        $(10,235)
                                               ========            ========            ========         ========


See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)



                                                         JANUARY 2, 2001   DECEMBER 29, 1999    DECEMBER 29, 1998
                                                         ---------------   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $ 10,898           $   8,066           $      113
    Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                       10,944              10,335               10,081
              Loss (gain) on sale of property,
                 plant and equipment and other assets               (494)                125                  (50)
         Special charges                                               -                   -                7,835

    Changes in operating assets and liabilities:
         Accounts and notes receivable                              (294)               (146)                 233
         Inventories                                                (364)                470                 (976)
         Prepaid expenses and other                                 (847)                182                 (706)
         Trade accounts payable                                      762               1,243                 (222)
         Other payables and accrued expenses                      (1,286)             (1,690)               2,143
         Reserve for store closings                                 (297)             (1,234)              (1,086)
         Other liabilities                                        (1,683)             (1,154)               1,545
                                                                --------           ---------           ----------

         Net cash provided by operating
            activities                                            17,339              16,197              18,9107
                                                                --------           ---------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (12,793)            (19,850)              (7,718)
   Proceeds from the sale of property, plant and
            equipment and other assets                             1,476               2,776                1,205
   Other, net                                                          -                  89                   16
                                                                --------           ---------           ----------
        Net cash used in investing
           activities                                            (11,317)            (16,985)              (6,497)
                                                                --------           ---------           ----------


                                             (Continued)

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)



                                                         JANUARY 2, 2001      DECEMBER 29, 1999      DECEMBER 29, 1998
                                                         ---------------      -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of indebtedness                                   $ (5,493)              $ (5,493)              $ (5,493)
      Other, net                                                       -                    (34)                   163
                                                                --------               --------               --------

             Net cash used in financing activities                (5,493)                (5,527)                (5,330)
                                                                --------               --------               --------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                 529                 (6,315)                 7,083

CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                                         5,163                 11,478                  4,395
                                                                --------               --------               --------

CASH AND CASH EQUIVALENTS
      AT END OF YEAR                                            $  5,692               $  5,163               $ 11,478
                                                                ========               ========               ========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest paid, including $5,493
      of interest classified as payment of
      indebtedness during the fiscal years
      ended January 2, 2001, December 28, 1999
      and December 29, 1998 respectively                        $  5,837               $  5,815               $  5,736
                                                                ========               ========               ========

      Pension liability adjustment                              $ (1,793)              $  1,129               $    353
                                                                ========               ========               ========

      Non-cash investing activity:
             Note receivable for sale of asset                  $      -               $    125               $      -
                                                                ========               ========               ========


See accompanying notes to consolidated financial statements.

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES
(a Delaware Limited Partnership wholly owned by Furr's Restaurant Group, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998
(DOLLARS IN THOUSANDS)

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

FISCAL YEAR - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. Fiscal year 2000 represents a 53-week year; fiscal years 1999 and 1998 represent a 52-week year.

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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is generally recorded at cost, while certain assets considered to be impaired are recorded at estimated fair value. All property, plant and equipment is depreciated at annual rates based upon the estimated useful lives of the assets using the straight-line method. Restaurant equipment is generally depreciated over a period of 5 years, while the estimated useful life of manufacturing equipment is considered to be 5 to 10 years. Buildings are depreciated over a 30 year useful life, while improvements to owned buildings have estimated useful lives of 3 to 5 years. Provisions for amortization of leasehold improvements are made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

VALUATION OF LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than the carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Charges of $440 for year end January 2, 2001, $392 for the year ended December 28, 1999 and $419 for the year ended December 29, 1998 were recorded to recognize the write-down of certain property, plant and equipment to estimated fair value, based on expected future cash flows.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $3,860, $4,257 and $3,777 for the years ended January 2, 2001, December 28, 1999 and December 29, 1998, respectively.

UNFAVORABLE LEASES - For leases acquired through purchase, the net excess of future lease payments over the fair value of these payments is being amortized over the terms of the leases to which the differences relate.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods and actual results may differ from such estimates.

RECLASSIFICATION - Certain amounts in the prior year financial statements have been reclassified to conform with current year classification.

2.   OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                                                          January 2, 2001        December 28, 1999
                                                                          ---------------        -----------------
     Taxes other than income taxes                                           $ 3,545                   $ 3,556
     Salaries, wages and commissions                                           4,951                     4,472
     Insurance                                                                 1,863                     3,777
     Accrued pension plan costs                                                2,159                       207
     Legal and accounting expenses                                               192                     1,535
     Rent                                                                        693                       988
     Gift certificates outstanding                                             1,025                     1,077
     Utilities                                                                   536                       870
     Other payables and accrued expenses                                         808                       576
                                                                           ---------                  --------
                                                                             $15,772                   $17,058
                                                                           =========                  ========

3.   LONG-TERM DEBT

Effective January 2, 1996, as part of a series of financial restructuring transactions, the Partnership issued $41,700 of 12% Senior Secured Notes, due December 31, 2001 (the "12% Notes"), to replace $40,000 of 11% Senior Secured Notes, due June 30, 1998 (the "11% Notes") and the interest accrued thereon and to satisfy a $5,408 judgment and the interest accrued thereon. In January 1996, the Partnership also issued $4,073 of 12% Notes as payment in kind for all interest accrued as of January 23, 1996. All of the assets of the Partnership are pledged as collateral security on behalf of the holders of the 12% Notes. The Partnership also issued limited partner interests equal to 95% of the outstanding partnership interests in exchange for and in full satisfaction of the remaining $152,854 of 11% Notes then outstanding, together with all interest accrued thereon.

         Payments of interest on the 12% Notes are due each March 31 and September 30. However, for financial accounting reporting purposes, no interest expense has been recorded under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), as all of the interest through maturity has been recorded as a liability.

In 1997, the Partnership recorded $2,551 of 10.5% Notes, due December 31, 2001. Payments of interest on these notes are due each June 30 and December 31.

Long-term debt consists of the following:

                                                                    Stated
                                                                    Maturity       January 2,             December 28,
                                                                    Date              2001                    1999
                                                                                 ------------             ------------

12% Notes, including interest accrued through
     maturity of $6,896 and $12,389, respectively              December 2001          $ 52,668              $ 58,161
10.5% Notes                                                    December 2001             2,551                 2,551
                                                                                      --------              --------
                                                                                        55,219                60,712

Current maturities of long-term debt                                                    (3,000)               (5,493)
                                                                                      --------              --------
Long-term debt, net of current maturities                                             $ 52,219              $ 55,219
                                                                                      ========              ========

On April 10, 2001, the Company entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement the Company defeased and gave notice of redemption of it's 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, has been classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes, the Company had $44 million outstanding under the new Credit Agreement. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows the Company to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

The Credit Agreement provides that the Company can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term loan A and a $5 million Term loan B. The Term loan A and Term loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. The Company's obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company.

As a result of defeasing the 12% Senior Secured Notes, the Company has been legally released as obligors and will report an extraordinary pre-tax gain of approximately $3.5 million in the second quarter of fiscal 2001.

Following are the maturities of the $30,000 Term loan A and $5,000 Term loan B for each of the next 5 years:

                          2001                    $3,000
                          2002                     5,100
                          2003                     5,100
                          2004                     5,600
                          2005                     6,600

                                           --------------
                                                 $25,400
                                           ==============

4.   PARTNERS' CAPITAL

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

5.   INCOME TAXES

The Company is currently a nontaxable entity, for federal and state income tax purposes. Any taxable income or loss should be included in the federal and state income tax returns of the individual partners. No provision for income tax expense is reflected in the accompanying financial statements.

6.   EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan for which benefit accruals were frozen effective June 30, 1989. The funding policy is to make the minimum annual contribution required by applicable regulations.

The Company is subject to the additional minimum liability requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Partnership's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of January 2, 2001, December 28, 1999 and December 29, 1998, the Company recorded an increase of $1,793, in 2000 a decrease of $1,129 in 1999 and an increase of $353 in 1998 to the noncurrent pension liability with corresponding charges or credits to partners' deficit.

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:



                                                                                   Years Ended
                                                            ---------------------------------------------------------
                                                            January 2,            December 28,           December 29,
                                                               2001                   1999                   1998
                                                            ----------            ------------           ------------
Accumulated benefit obligation at end of year               $   13,692            $     16,218           $     18,207
                                                            ==========            ============           ============
Change in benefit obligation
         Benefit obligation at beginning of year            $   16,218            $     18,207           $     12,603
         Service cost                                                -                       -                      -
         Interest cost                                           1,030                   1,066                    832
         Actuarial (gain) loss                                       5                  (2,099)                 1,027
         Benefits paid                                          (3,561)                 (1,031)                (1,170)
         Cost of IRS and litigation settlements                      -                      75                  4,915
                                                            ----------            ------------           ------------

         Benefit obligation at end of year                      13,692                  16,218                 18,207
                                                            ----------            ------------           ------------
Change in plan assets
         Fair value of plan assets at beginning of year         11,800                  12,795                 11,808
         Actual return on plan assets                             (975)                    (39)                 1,407
         Employer contribution                                       -                       -                     50
         Kmart contribution to IRS and
            litigation settlement                                    -                      75                    700
         Benefits paid                                          (3,561)                 (1,031)                (1,170)
                                                            ----------            ------------           ------------

         Fair value of plan assets at end of year                7,264                  11,800                 12,795
                                                            ----------            ------------           ------------

Funded status                                                   (6,428)                 (4,418)                (5,412)

Unrecognized net loss from past experience different
     from that assumed and effects of changes in
     assumptions                                                 3,521                   1,728                  2,878

Unrecognized prior service cost                                      -                       -                      -
                                                            ----------            ------------           ------------

Net amount recognized                                       $   (2,907)           $     (2,690)          $     (2,534)
                                                            ==========            ============           ============

Amounts recognized in the consolidated balance
         sheet consist of:
         Accrued benefit cost                               $   (6,428)           $     (4,418)          $     (5,412)
         Accumulated other comprehensive loss                    3,521                   1,728                  2,878
                                                            ----------            ------------           ------------
         Net amount recognized                              $   (2,907)           $     (2,690)          $     (2,534)
                                                            ==========            ============           ============
Major assumptions:

Discount rate                                                    7.00%                   7.25%                  6.50%
Expected long-term rate of return on plan assets                 9.00%                   9.00%                  9.00%


The components of net periodic pension cost for the years ended January 2, 2001, December 28, 1999 and December 29, 1998 are as follows:



                                                               2000                  1999                1998
                                                               ----                  ----                ----
     Service cost - benefits earned during the period       $     -               $     -             $     -
     Interest cost on projected benefit obligation            1,030                 1,066                 832
     Expected return on plan assets                            (826)               (1,035)               (886)
     Amortization of prior service cost                           -                     -                   -
     Amortization of transition asset                             -                     -                   -
     Recognized actuarial loss                                   13                   125                 150
                                                            -------               -------             -------

     Net periodic pension cost                                  217                   156                  96
     Cost of IRS and litigation settlements
              (net of Kmart contribution)                         -                     -               4,215
                                                            -------               -------             -------

     Total pension cost                                     $   217               $   156             $ 4,311
                                                            =======               =======             =======


The Company also has a voluntary savings plan (the "401(k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended January 2, 2001, December 28, 1999 and December 29, 1998 amounted to $10, $19 and $8, respectively.

7.   COMMITMENTS AND CONTINGENCIES

The Partnership leases restaurant properties under various noncancelable operating lease agreements which expire on various dates through 2015 and require various minimum annual rentals. Certain leases contain escalation clauses. Further, many leases have renewal options ranging from one five-year period to ten five-year periods. Certain of the leases also require the payment of property taxes, maintenance charges, advertising charges, insurance and parking lot charges, and additional rentals based on percentages of sales in excess of specified amounts.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of January 2, 2001:



                                                                 Minimum                  Sublease
                                                                  Rent                     Income
                                                              ------------              -----------
                  2001                                        $     11,035              $       960
                  2002                                              10,577                      905
                  2003                                               8,106                      591
                  2004                                               7,660                      637
                  2005                                               7,272                      637
     For the remaining terms of the leases                          19,180                    1,482


Total rental expense included in the statements of operations is $10,135, $10,881 and $10,659, which includes $628, $980 and $1,075 of additional rent based on net sales, for the years ended January 2, 2001, December 28, 1999 and December 29, 1998, respectively.

In 1998 the Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan agreed to settle litigation relating to claimed benefits under the Cavalcade Pension Plan (the "Settlement"). In December 1999 the Settlement was approved by the court as "fair" to all members of the plaintiff class after notice to all purported class members, and the litigation was dismissed with prejudice. As a result of the settlement of the litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company recognized a special charge of $5,786 in the fourth quarter of 1998, of which approximately $2,200 related to resolution of the IRS audit.

The cash impact of the settlement on the Company included payment in 2000 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement did not require any funding payments to the Plan by the Company in 2000 but is expected to require payments by the Company to the Plan of approximately $2,159 in 2001 and approximately $850 in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. Kmart Corporation's pension plan has transferred $700 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the settlement. Management does not believe that payment of these amounts in 2000 and subsequent years will have a material adverse effect on the Company's planned operations.

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                                                        Fourteen
                                                                 Thirteen Weeks Ended                  Weeks Ended
                                                     -------------------------------------------       -----------
                                                     March  28        June 27       September 28        January 2
                                                     ---------        -------       ------------        ---------
Year ended January 2, 2001:
         Sales                                         $47,764        $48,188            $49,597          $50,498
         Gross profit (1)                               33,728         33,999             34,953           35,991
         Net income                                      2,702          3,125              2,271            2,800




                                                                           Thirteen Weeks Ended
                                                      ------------------------------------------------------------

                                                      March 30        June 29       September 28       December 28
                                                      --------        -------       ------------       -----------
Year ended December 28, 1999:
         Sales                                         $46,003        $47,196            $47,788           $47,073
         Gross profit (1)                               32,344         33,243             33,236            33,201
         Net income (2)                                  1,432          1,378              2,491             2,765


           (1) Gross profit is computed using cost of sales including depreciation expense.
           (2)  See Note 13 Special Charges

9.   OTHER RELATED PARTY TRANSACTIONS

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' litigation expenses arising from the Company's restructuring transaction completed in 1995, the Company entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnitees. The Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756,
(ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488 and made a cash payment to The Northwestern Mutual Life Insurance Company of $6, (iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476, (iv) made a cash payment to the Mutual Life Insurance Company of New York of $218, (v) made a cash payment to Principal Mutual Life Insurance Company of $175 and (vi) delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1998 in the principal sum of $830. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owned more than five percent of the Common Stock at the time the agreements were signed. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding Common Stock.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At January 2, 2001 and December 28, 1999, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:



                                                      January 2,       December 28,
                                                         2001              1999
                                                      ----------       ------------
Long-term debt, including current portion
  and interest accrued through maturity:
    Carrying amount                                      $55,219            $60,712
    Estimated fair value                                  48,324             48,324


The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at January 2, 2001 and December 28, 1999 is based upon the face amount of the debt, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

11.   SUBSEQUENT EVENTS

On April 10, 2001, the Company entered into a new $55 million Revolving Credit and Term Loan Agreement with various banks and lenders. Concurrent with the execution of these new agreements the company defeased and gave notice of its 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, have been classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes the Company had $44 million outstanding under the new credit agreements. The credit agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The agreement allows the company to borrow at either Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

The credit agreement provides that the Company can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Term loan agreement contains a $30 million Term loan A and a $5 million Term loan B. The Term loan A provides for quarterly amortization thru April, 2006 and the Term loan B provides for no amortization until April, 2007 when the full amount is due. The Company's obligations under the credit agreement are secured by a security interest in and liens upon substantially all of the Company.

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

Following is a summary of segment information of the Company for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998:



                                                                    Cafeterias         Dynamic Foods          Total
                                                                    ----------         -------------          -----
2000:
         External revenues                                            $194,314           $  1,733          $196,047
         Intersegment revenues                                               -             62,459            62,459
         Depreciation and amortization                                   9,892              1,052            10,944
         Segment profit                                                 10,190              1,052            11,242
         Segment assets                                                 68,964             12,523            81,487
         Expenditures for segment assets                                12,156                531            12,687

1999:
         External revenues                                            $186,866           $  1,194          $188,060
         Intersegment revenues                                               -             59,731            59,731
         Depreciation and amortization                                   9,360                975            10,335
         Segment profit                                                  8,110                844             8,954
         Segment assets                                                 65,493             13,670            79,163
         Expenditures for segment assets                                19,164                686            19,850

1998:
         External revenues                                            $187,162           $  1,046          $188,208
         Intersegment revenues                                               -             58,380            58,380
         Depreciation and amortization                                   9,244                837            10,081
         Segment profit                                                  7,015              1,289             8,304
         Segment assets                                                 67,319             14,052            81,371
         Expenditures for segment assets                                 6,839                879             7,718


Following is a reconciliation of reportable segments to the Company's consolidated totals for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998:



                                                                 January 2,            December 28,            December 29,
                                                                       2000                    1999                    1998
                                                                       ----                    ----                    ----
Revenues
         Total revenues of reportable segments                     $258,506                $247,791                $246,588
         Elimination of inter-segment revenue                       (62,459)                (59,731)                (58,380)
                                                                   --------                --------                --------
                  Total consolidated revenues                      $196,047                $188,060                $188,208
                                                                   ========                ========                ========
Profit
         Total profit of reportable segments                       $ 11,242                $  8,954                $  8,304
         Elimination of inter-segment profit                              -                       -                       -
                                                                   --------                --------                --------
                           Total consolidated profit               $ 11,242                $  8,954                $  8,304
                                                                   ========                ========                ========
Assets

         Total assets of reportable segments                       $ 81,487                $ 79,163                $ 81,371
         Elimination of inter-segment assets                              -                       -                       -
                                                                   --------                --------                --------
                           Total consolidated assets               $ 81,487                $ 79,163                $81,371
                                                                   ========                ========                ========



13.      SPECIAL CHARGES

The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $7,900, including charges of $6,200 for the estimated costs of litigation settlements, $1,500 for expenses related to closed stores and the write down of certain properties.

                                 * * * * * *
                                    F-16

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information in the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's under the captions "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

Item 11.   EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information found in the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's under the caption "Executive Compensation," subcaptions "Summary Compensation Table," "Option Plan," "Option Grants," "Director Options," "Director Fees," "Employment Contracts and Termination of Employment and Change of Common Agreements," "Compensation Committee Interlocks," "Board Compensation Committee Report on Executive Compensation", "Board Audit Committee Report" and "Comparison of Cumulative Total Return of Company Stock, Industry Index and Broad Market."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's.


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

                           (2) Financial Statement Schedule Cafeteria Operators, L.P.


                                                                              Page
Schedule          Description                                                  No.
--------          -----------                                                 ----

II-               Consolidated Valuation and Qualifying Accounts               20


         Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

         (b)       Reports on Form 8-K
                   -------------------

                  No reports on Form 8-K were filed during fiscal 2000 ended January 2, 2001.

         (c)       Exhibits
                   --------

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

10.8 Interim Manager Agreement, effective as of June 1, 1998, between Suzanne Hopgood and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 10-Q for the fiscal quarter ended June 30, 1998.

10.9 First Amendment to 1995 Stock Option Plan, dated as of June 18, 1998, incorporated by reference from Furr's/Bishop's, Incorporated's Form 10-Q for the fiscal quarter ended June 30, 1998.

10.10 Employment Agreement, dated as of September 27, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

10.11 Indemnification Agreement, dated as of September 27, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

10.12 Nonqualified Stock Option Agreement, effective as of September 16, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

21.0     Subsidiaries of the Registrant.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAFETERIA OPERATORS, L.P.
                                       By:      Furr's Restaurant Group, Inc.
                                                Managing General Partner

DATE:   March 27, 2001                 /s/ Phillip Ratner
                                      ------------------------------------------
                                          Phillip Ratner
                                          President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cafeteria Operators, L.P. and on the dates indicated.

DATE:   March 27, 2001                   /s/ Damien Kovary
                                         ---------------------------------------
                                             Damien Kovary
                                             Director, Chairman of  the Board

DATE:   March 27, 2001                   /s/ Margaret Bertelsen Hampton
                                         ---------------------------------------
                                             Margaret Bertelsen Hampton
                                             Director

DATE:   March 27, 2001                   /s/ William J. Nightingale
                                         ---------------------------------------
                                             William J Nightingale
                                             Director

DATE:   March 27, 2001                   /s/ Max Pine
                                         ---------------------------------------
                                             Max Pine
                                             Director

DATE:   March 27, 2001                    /s/ Barry W. Ridings
                                         ---------------------------------------
                                             Barry W. Ridings
                                             Director

DATE:   March 27, 2001                   /s/ Robert W. Sullivan
                                         ---------------------------------------
                                             Robert W. Sullivan
                                             Director

DATE:   March 27, 2001                   /s/ Robert N. Dangremond
                                         ------------------------
                                             Robert N. Dangremond
                                             Director

DATE:   March 27, 2001                   /s/ Paul G. Hargett
                                         ---------------------------------------
                                             Paul G. Hargett
                                             Chief Financial Officer

                                                                    SCHEDULE II

CAFETERIA OPERATORS, L.P. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       ADDITIONS
                                                            -----------------------------
                                                                      (credited)

                                            Balance at      Charged to        Charged to                   Balance at
                                            Beginning       Costs and           Other                        End of
Description                                 of Period       Expenses           Accounts      Deductions      Period
-----------                                 ----------      ----------        ----------     ----------    ----------

YEAR ENDED JANUARY 2, 2001:
Reserve for store closing                   $    3,362      $      702        $       --     $      999(1) $    3,065
                                            ==========      ==========        ==========     ==========    ==========
Allowance for doubtful
   accounts receivable                      $       14      $       75        $       --     $       --    $       89
                                            ==========      ==========        ==========     ==========    ==========

YEAR ENDED DECEMBER 31, 1999:
Reserve for store closing                   $    4,596      $       41        $       --     $    1,275(1) $    3,362
                                            ==========      ==========        ==========     ==========    ==========

Allowance for doubtful
   accounts receivable                      $       14      $       --        $       --     $       --            14
                                            ==========      ==========        ==========     ==========    ==========

YEAR ENDED DECEMBER 29, 1998:
Reserve for store closing                   $    4,675      $    1,292        $       --     $    1,371(1) $    4,596
                                            ==========      ==========        ==========     ==========    ==========

Allowance for doubtful
   accounts receivable                      $       29      $       (9)(2)    $       --     $        6(3) $      14
                                            ==========      ==========        ==========     ==========    ==========

(1) Includes costs and expenses incurred during the year on closed units and severance payments.
(2)  Net adjustments reflects $9 reversal of expense in 1998.
(3)  Related asset account was written off.